Form 10-Q
period 1994-09-30
KANEB PIPE LINE PARTNERS L P
filed 1994-11-14
CIK 853890

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____

      FOR THE QUARTERLY PERIOD                                COMMISSION FILE
      ENDED SEPTEMBER 30, 1994                                 NUMBER 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                      75-2287571
      (State or other jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)


                            2400 LAKESIDE BOULEVARD
                            RICHARDSON, TEXAS  75082
          (Address of principle executive offices, including zip code)

                                 (214) 699-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X                                            NO
              -----                                             -----

================================================================================

                         KANEB PIPE LINE PARTNERS, L.P.
                                   FORM 10-Q
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994


                                                                                                         Page #
                                                                                                         ------
                          Part I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Income
                - Three and Nine Months Ended September 30, 1994 and 1993                                 1

             Consolidated Condensed Balance Sheets
                - September 30, 1994 and December 31, 1993                                                2

             Consolidated Condensed Statements of Cash Flows
                - Nine Months Ended September 30, 1994 and 1993                                           3

             Notes to Consolidated Financial Statements                                                   4

Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                             5

                          PART II - OTHER INFORMATION


Item 6.      Exhibits

                (a)      Exhibit Index

                         Exhibit
                         -------
                 27      Financial Data Schedule

             Signature                                                                                    7

                         KANEB PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                    (IN THOUSANDS - EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                                -------------------------          ------------------------
                                                                  1994             1993              1994             1993
                                                                -------           -------          -------          -------
Revenues  . . . . . . . . . . . . . . . . . . . . .             $20,718           $18,515          $57,925          $48,734

Costs and expenses:
  Operating costs   . . . . . . . . . . . . . . . .               8,639             8,154           24,504           20,891
  Depreciation and amortization   . . . . . . . . .               1,855             1,738            5,366            4,722
  General and administrative  . . . . . . . . . . .               1,125             1,185            3,631            3,382
                                                                -------           -------          -------          -------
    Total costs and expenses  . . . . . . . . . . .              11,619            11,077           33,501           28,995
                                                                -------           -------          -------          -------


Operating income  . . . . . . . . . . . . . . . . .               9,099             7,438           24,424           19,739

Other income, net (principally interest)  . . . . .                 270               311              926            1,001

Interest expense  . . . . . . . . . . . . . . . . .                (913)             (642)          (2,654)          (2,576)

Income tax expense  . . . . . . . . . . . . . . . .                (309)             (123)            (744)            (381)

Minority interest in net income . . . . . . . . . .                 (80)              (70)            (217)            (177)
                                                                -------           -------          --------         -------

Net income  . . . . . . . . . . . . . . . . . . . .               8,067             6,914           21,735           17,606

General partner's interest in net income  . . . . .                 (80)              (70)            (217)            (177)
                                                                -------           -------          --------         -------

Limited partners' interest in net income  . . . . .             $ 7,987           $ 6,844          $21,518          $17,429
                                                                =======           =======          =======          =======

Allocation of net income per Senior
  Preference Unit   . . . . . . . . . . . . . . . .             $   .55           $   .55          $  1.65          $  1.65
                                                                =======           =======          =======          =======

Weighted average number of Senior
  Preference Units outstanding  . . . . . . . . . .               7,250             7,250            7,250            6,250
                                                                =======           =======          =======          =======





                See Notes to Consolidated Financial Statements.

                         KANEB PIPE LINE PARTNERS, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                              ASSETS                                   September 30,           December 31,
                                                                            1994                   1993
                                                                       -------------           ------------
 Current assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . .             $   7,142               $  15,061
   Accounts receivable   . . . . . . . . . . . . . . . . . .                 4,974                   4,504
   Current portion of receivable from general partner  . . .                 2,166                   1,954
   Prepaid expenses  . . . . . . . . . . . . . . . . . . . .                 2,331                   1,667
                                                                         ---------               ---------
     Total current assets  . . . . . . . . . . . . . . . . .                16,613                  23,186
                                                                         ---------               ---------

 Receivable from general partner . . . . . . . . . . . . . .                 4,133                   5,785
                                                                         ---------               ---------

 Property and equipment  . . . . . . . . . . . . . . . . . .               211,329                 195,048
 Less accumulated depreciation and amortization  . . . . . .                67,040                  61,612
                                                                         ---------               ---------
     Net property and equipment  . . . . . . . . . . . . . .               144,289                 133,436
                                                                         ---------               ---------

                                                                         $ 165,035               $ 162,407
                                                                         =========               =========

                LIABILITIES AND PARTNERS' CAPITAL

 Current Liabilities:
   Current portion of long-term debt   . . . . . . . . . . .             $   1,496               $   3,850
   Accounts payable, accrued expenses and distributions
     payable   . . . . . . . . . . . . . . . . . . . . . . .                14,042                  12,058
   Deferred terminaling fees   . . . . . . . . . . . . . . .                 1,658                   1,600
   Payable to general partner  . . . . . . . . . . . . . . .                 1,035                     493
                                                                         ---------               ---------
     Total current liabilities   . . . . . . . . . . . . . .                18,231                  18,001
                                                                         ---------               ---------

 Long-term debt, less current portion  . . . . . . . . . . .                44,022                  41,814
                                                                         ---------               ---------

 Other liabilities . . . . . . . . . . . . . . . . . . . . .                 1,631                     991
                                                                         ---------               ---------

 Minority interest . . . . . . . . . . . . . . . . . . . . .                   996                   1,003
                                                                         ---------               ---------

 Partners' capital . . . . . . . . . . . . . . . . . . . . .               100,155                 100,598
                                                                         ---------               ---------

                                                                         $ 165,035               $ 162,407
                                                                         =========               =========





                See Notes to Consolidated Financial Statements.

                         KANEB PIPE LINE PARTNERS, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                            1994                  1993
                                                                        ------------          ------------
 Operating Activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . .              $ 21,735              $ 17,606
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization   . . . . . . . . . . . .                 5,366                 4,722
     Minority interest in net income   . . . . . . . . . . .                   217                   177
     Deferred income taxes   . . . . . . . . . . . . . . . .                   716                   365
     Changes in current assets and liabilities  . . . . . .                  1,450                 3,954
                                                                         ---------              --------
     Net cash provided by operating activities   . . . . . .                29,484                26,824
                                                                         ---------              --------

 Investing Activities:
   Acquisition of Support Terminal Services, Inc.  . . . . .                  -                  (62,677)
   Capital expenditures  . . . . . . . . . . . . . . . . . .               (16,295)               (5,142)
                                                                        ----------             ---------
     Net cash used by investing activities   . . . . . . . .               (16,295)              (67,819)
                                                                        ----------             ---------

 Financing Activities:
   Changes in receivable from general partner  . . . . . . .                 1,440                 1,256
   Proceeds from issuance of partnership units   . . . . . .                  -                   53,163
   Issuance of long-term debt  . . . . . . . . . . . . . . .                 8,350                65,101
   Payments of long-term debt  . . . . . . . . . . . . . . .                (8,496)              (51,668)
   Distributions to partners   . . . . . . . . . . . . . . .               (22,402)              (24,769)
                                                                        ----------             ---------
     Net cash provided (used) by financing activities  . . .               (21,108)               43,083
                                                                        ----------             ---------

 Increase (decrease) in cash . . . . . . . . . . . . . . . .                (7,919)                2,088
 Cash at beginning of period . . . . . . . . . . . . . . . .                15,061                 3,388
                                                                        ----------             ---------

 Cash at end of period . . . . . . . . . . . . . . . . . . .            $    7,142             $   5,476
                                                                        ==========             =========

 Supplemental information - cash paid for interest . . . . .            $    2,580             $   2,576
                                                                        ==========             =========


                See Notes to Consolidated Financial Statements.

                         KANEB PIPE LINE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements of Kaneb Pipe Line Partners, L.P. ("KPP") for the periods ended September 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993. In the opinion of the Partnership's management, the accompanying financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Partnership at September 30, 1994 and the results of its operations and cash flows for the
periods ended September 30, 1994.   Operating results for the three and nine
month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

2.  CASH DISTRIBUTIONS TO SENIOR PREFERENCE UNITHOLDERS

The distribution of $.55 for the third quarter of 1994 was declared to holders of record as of October 31, 1994 and is payable on November 15, 1994.

                         KANEB PIPE LINE PARTNERS, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners LP and notes thereto included elsewhere in this report.

FINANCIAL CONDITION

Cash provided by operations was $29.5 million and $26.8 million for the periods ended September 30, 1994 and 1993, respectively. Capital expenditures were $16.3 million in the 1994 period compared to $5.1 million in 1993. The acquisition of the Westwego terminal for $8.6 million in June 1994 is included in the 1994 capital expenditures. This acquisition was funded with a $5.2 draw on KPP's credit line and existing cash. KPP anticipates that routine capital expenditures will total approximately $3.0 million for the last quarter of 1994.

KPP intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities. The Partnership is finalizing a private debt placement which provides for the refinancing of the existing bank debt.

Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

OPERATING RESULTS

PIPELINE OPERATIONS

                                                           Quarter Ended September 30,          Nine Months Ended September 30,
                                                           ---------------------------          -------------------------------
                                                             1994               1993               1994                 1993
                                                           -------            --------          ---------            ----------

     Revenues  . . . . . . . . . . . . . . . . .           $12,201            $ 11,016           $ 34,054            $ 31,332
     Operating costs   . . . . . . . . . . . . .             4,540               4,222             13,110              12,202
     Depreciation and amortization . . . . . . .             1,070               1,013              3,196               3,042
     General and administrative
       expenses  . . . . . . . . . . . . . . . .               614                 785              2,154               2,367
                                                           -------            --------           --------            --------
          Operating income . . . . . . . . . . .           $ 5,977            $  4,996           $ 15,594            $ 13,721
                                                           =======            ========           ========            ========



Operating income for the quarter ended September 30, 1994 increased $1.0 million over the third quarter of 1993, which is primarily attributable to the tariff increase implemented by the Partnership on April 1, 1994. Operating income for the nine months ended September 30, 1994 increased $1.9 million over 1993, as a result of a $2.8 million increase in revenues partially offset by $.9 million increase in operating expenses. The increase in revenues is the result of higher long-haul shipments and the effect of the tariff increase. The increase in operating expenses is primarily related to greater power cost and supplies related to the increase in long-haul shipments.

TERMINALING OPERATIONS

                                                      Quarter Ended September 30,       Nine Months Ended September 30,
                                                      ---------------------------    -------------------------------------
                                                          1994            1993         1994           1993           1993
                                                      -----------      ----------    -------        -------        -------
                                                                                                  (Pro forma)    (Historical)
Revenues . . . . . . . . . . . . . . . . . . . . . . .   $  8,517       $7,499       $23,871        $22,195        $17,402
Operating costs  . . . . . . . . . . . . . . . . . . .      4,099        3,932        11,394         11,194          8,689
Depreciation and amortization  . . . . . . . . . . . .        785          725         2,170          2,096          1,680
General and administrative expenses  . . . . . . . . .        511          400         1,477          1,423          1,015
                                                         --------       ------       -------        -------        -------
Operating income . . . . . . . . . . . . . . . . . . .   $  3,122       $2,442       $ 8,830        $ 7,482        $ 6,018
                                                         ========       ======       =======        =======        =======

Operating income increased $.7 million for the quarter ended September 30, 1994, as a result of an increase in the average monthly tankage utilized of 6,446,000 barrels in 1994 compared to 5,872,000 barrels in 1993. For the nine months ended September 30, 1994 operating income increased to $8.8 million or $1.3 million over the pro forma results for the 1993 period. This is attributable to an increase of 2 cents per barrel to an average of 43.7 cents per barrel in 1994, from 41.7 cents per barrel in 1993. The monthly average tankage utilized for the nine months ended September 30, 1994 and 1993 were 6,075,000 and 5,916,000, respectively.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                        KANEB PIPE LINE PARTNERS, L.P.
                                        (Registrant)
                                    By  KANEB PIPE LINE COMPANY
                                        (Managing General Partner)



Date:  November 11, 1994                /s/ Jimmy L. Harrison
                                        Jimmy L. Harrison
                                        Controller

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - - -------             -----------                                              ------------

27       Financial Data Schedule
