Form 10-K405
KANEB PIPE LINE PARTNERS L P
filed 1995-03-30
CIK 853890

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________

                        Commission file number 1-10311

                        KANEB PIPE LINE PARTNERS, L.P.

            (Exact name of Registrant as specified in its Charter)

                  Delaware                          75-2287571
       -------------------------------            -----------------------
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)                Identification No.)


       2435 North Central Expressway
       Richardson, Texas                            75080
       -------------------------------            -----------------------
       (Address of principal executive offices)      (zip code)


      Registrant's telephone number, including area code: (214) 699-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                         on which registered
       -----------------------                     ----------------------
       Senior Preference Units                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None
                                                                   ----

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                               ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

   Aggregate market value of the voting stock held by non-affiliates of the registrant: $167,048,011. This figure is estimated as of March 17, 1995, at which date the closing price of the Registrant's Senior Preference Units on the New York Stock Exchange was $23.50 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

   Number of Senior Preference Units of the Registrant outstanding at March 17, 1995: 7,250,000.

                                    PART I
ITEM I. BUSINESS

GENERAL

      Kaneb Pipe Line Partners, L.P. (the "Partnership") is a Delaware limited partnership formed in September 1989 to acquire, own and operate the refined petroleum products pipeline business previously conducted by Kaneb Pipe Line Company, a Delaware corporation (the "Company"), a wholly owned subsidiary of Kaneb Services, Inc., a Delaware corporation ("Kaneb"). The Partnership's pipeline assets and operations and liquids terminaling business ("ST") are owned and conducted, directly or indirectly, by Kaneb Pipe Line Operating Partnership ("KPOP"), in which the Partnership holds a 99% limited partner interest. The Company serves as the general partner of both the Partnership and KPOP and the Company's current management conducts the Partnership's business (see Item 10. Directors and Executive Officers of the Registrant).

      The Partnership is engaged, through its operating subsidiaries, in the refined petroleum products pipeline business and the independent terminaling of petroleum products and specialty liquids.

PRODUCTS PIPELINE BUSINESS

      Introduction

      The pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota and North Dakota, as well as related terminaling activities (the "Pipeline"). The acquisition of the assets of Wyco Pipe Line Company ("Wyco") in February 1995 increased the Partnership's pipeline business in South Dakota and expanded it into Wyoming and Colorado. None of the results for 1994 include Wyco which is described subsequently.

      The Pipeline is an integrated pipeline transporting refined petroleum products, including propane, received from refineries in southeast Kansas, or from other connecting pipelines, to terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota and to receiving pipeline connections in Kansas. Shippers on the Pipeline obtain refined petroleum products from refineries connected to the Pipeline directly or through other pipelines. Such refineries obtain crude oil primarily from producing areas in Kansas, Oklahoma and Texas. Five connecting pipelines deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the Pipeline for shipment.

      The Pipeline's revenues are based on volumes shipped and the distances over which such volumes are transported. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipeline for each of the periods indicated.

                                                  Year Ended December 31,
                        ------------------------------------------------------------------------
                          1990           1991           1992           1993           1994
                          ----           ----           ----           ----           ----

Volume (1)               53,087         51,635         55,111         56,234         54,546
Barrel miles(2)          13,165         13,245         14,287         14,160         14,460
Revenues(thousands)     $37,618        $39,415        $42,179        $44,107        $46,117

___________________________

(1) Volumes are expressed in thousands of barrels of refined petroleum product.
(2) Barrel miles are shown in millions. A barrel mile is the movement of one barrel of refined petroleum product one mile.

      The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the geographic areas served by the Pipeline affect the demand for and the mix of the refined petroleum products delivered through the Pipeline, although historically any impact on the volumes shipped has been short-term. Tariffs charged shippers for transportation do not vary according to the type of products delivered.

      The following table sets forth, in thousands of barrels, the volumes of gasoline, diesel and fuel oil, propane and other refined petroleum products transported by the Pipeline during the periods indicated.

                                                     Year Ended December 31,
                             -----------------------------------------------------------------------
                             1990          1991          1992          1993          1994
                             ----          ----          ----          ----          ----

Gasoline                     26,841        24,152        24,816        25,407        23,958
Diesel and fuel oil          18,991        20,047        23,374        25,308        26,340
Propane                       4,703         4,441         4,676         4,153         4,204
Other                         2,552         2,995         2,245         1,366            44
                              -----         -----         -----         -----         -----
 TOTAL                       53,087        51,635        55,111        56,234        54,546
                             ======        ======        ======        ======        ======

      In October, 1991, two single-use pipelines were acquired from Calnev Pipe Line Company for $2.65 million. Each system, one of which is located in Umatilla, Oregon and the other in Rawlins, Wyoming, supplies diesel fuel to Union Pacific Railroad fueling facilities under contracts expiring in October 1996. Such contracts are renewable thereafter for successive two year terms unless canceled by either party. The Oregon line is fully automated and the Wyoming line requires minimal start-up assistance, which is provided by the railroad. In May 1993, KPOP began operating a newly constructed single-use pipeline near Pasco, Washington. For the year ended December 31, 1994, the three systems combined transported a total of 2.8 million barrels of diesel fuel, representing an aggregate of $1.2 million in revenues.

      Pipeline Operations

      The Pipeline is a 2,075 mile underground pipeline network that transports refined liquid petroleum products, including gasoline, diesel fuel, heating oil and propane. Centrifugal pumps at intervals along the Pipeline overcome pressure reductions due to friction loss and assure efficient movement of products through the Pipeline. Products are transported primarily for refiners, marketers and distributors of such products. The Pipeline has been constructed and is maintained consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice.

      Except for the three single-use lines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. Also, certain of its intrastate common carrier operations are subject to state tariff regulation. Common carrier activities are those under which transportation through the Pipeline is available at published tariffs filed with the Federal Energy Regulatory Commission ("FERC") in the case of interstate shipments, or the Kansas Corporation Commission in the case of intrastate shipments in Kansas, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. For a description of the federal and state tariff regulations applicable to the common carrier transportation activities of the Partnership, see "---Regulation".

      The Partnership has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products.

      In general, a shipper of refined petroleum products on the Pipeline acquires refined petroleum products from refineries connected to the Pipeline, or, if such shipper already owns the refined petroleum products, delivers such refined petroleum products to the Pipeline from those refineries or through pipelines that connect with the Pipeline. Tariffs for such transportation are charged to shippers based upon transportation from the origination point on the Pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at Pipeline terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

      Each shipper is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested to insure compliance with Pipeline specifications. Shippers are usually invoiced by sight draft by KPOP immediately upon the product entering the Pipeline.

      The operations of the Pipeline also include 16 truck loading terminals through which refined petroleum products are delivered to petroleum transport trucks. The following table shows, with respect to each of such terminals, its location, number of tanks, storage capacity in barrels and truck capacity. Except as indicated in the notes to the table, each terminal is owned by KPOP.

                             No. of           Storage              Truck
Location of Terminals        Tanks      Capacity (barrels)     Capacity (1)
---------------------        ------     ------------------     ------------

    KANSAS:
  Hutchinson                     9              161,690             1
     Concordia(2)                7               79,339             2
    NEBRASKA:
     Superior                   11              192,027             1
     Geneva                     39              678,115             8
     North Platte               22              197,914             5
     Osceola                     8               79,444             2
     Columbus                   12              191,417             2
     Norfolk                    16              186,981             4
    IOWA:
     LeMars                      9              102,914             2
     Rock Rapids                12              366,081             2
     Milford(3)                 11              171,937             2
    SOUTH DAKOTA:
     Yankton                    25              245,473             4
     Mitchell                    8               71,450             2
     Wolsey                     21              148,475             4
     Aberdeen                   12              181,450             2
    NORTH DAKOTA:
     Jamestown                  13              188,178             2
                                --              -------
    TOTALS                     235            3,242,922
                               ===            =========

________________________

(1)   Number of trucks that may be simultaneously loaded.
(2) The Concordia terminal is situated on land leased through the year 2060 for a total rental of $2,000.
(3) The Milford terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. KPOP has the right to renew such lease upon its expiration for an additional term of 20 years at the same annual rental.

      The Pipeline operations include intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas with aggregate capacities of 388,041 and 534,135 barrels, respectively. During 1994, approximately 53% of the Pipeline's deliveries were made through its terminals and approximately 47% were made to other pipelines and customer owned storage tanks. Storage of product at terminals pending delivery is considered by the Partnership to be an integral part of the product delivery service of the Pipeline. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

      Description of Pipeline

      Construction of the Pipeline commenced in the 1950's with lines from southern Kansas to Geneva, Nebraska. During the 1960's, the Pipeline was expanded north to its present terminus at Jamestown, North Dakota. In 1981, the North Platte line was built and, in 1982, the 16" line from McPherson, Kansas to Geneva, Nebraska was laid. In 1984, the Partnership acquired a 6" pipeline from Champlin Oil Company. A portion of this 6" line is the line running south through Superior, Nebraska, to Hutchinson, Kansas. The other end of the line runs northeast approximately 175 miles crossing the main pipeline at Osceola, Nebraska, through a terminal at Columbus, Nebraska, and later crossing and interconnecting with the Yankton/Milford line to terminate at Rock Rapids, Iowa.

      KPOP owns the 2,075 mile Pipeline except for the 203 mile North Platte Line, which is held under a capitalized lease that expires at the end of 1998 and that provides rights to renew the lease for five years. KPOP has the option to purchase the North Platte Line at the end of the lease term for approximately $5 million. If such option is not exercised, the lessor can require KPOP to purchase such line at a lower price. KPOP also owns 235 product distribution tanks with total storage capacity of approximately 3.2 million barrels located at 16 distribution terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota and 23 product tanks with total storage capacity of approximately 922,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The Pipeline further consists of six origin pump stations at refineries in Kansas and 38 booster pump stations along the system in Kansas, Nebraska, Iowa, South Dakota and North Dakota. The system uses distribution terminals, various office and warehouse facilities, and an extensive quality control laboratory. The Partnership leases office space for its operating headquarters in Wichita, Kansas.

      To prolong the useful life of the Pipeline, routine preventive maintenance is performed. Such maintenance includes cathodic protection to prevent external corrosion and inhibitors for internal corrosion, periodic internal inspection of the Pipeline and frequent patrols of the Pipeline rights-of-way. The Pipeline is patrolled at regular intervals to identify equipment or activities by third parties, that, if left unchecked, could result in encroachment of the Pipeline and other problems. Supervisory Control and Data Acquisition ("SCADA"), a remote supervisory control software program, continuously monitors the entire Pipeline system for operational control from the Wichita office. The program monitors quantities of refined petroleum products injected in and delivered through the Pipeline, except at two continuously manned locations, as well as pressure and temperature variations through the Pipeline and automatically signals any deviation from normal operations that require attention. Portions of the system can be shut down by remote control. The program is fully operational throughout the Pipeline.

      In addition to the maintenance described above, routine maintenance is also performed on the terminal and storage facilities associated with the Pipeline. Such terminal and storage facilities also include automatic tank alarm systems.

      Demand for and Sources of Refined Petroleum Products

      The Partnership's pipeline business depends in large part on (i) the level of demand for refined petroleum products in the markets served by the Pipeline and (ii) the ability and willingness of refiners and marketers having access to the Pipeline to supply such demand by deliveries through the Pipeline.

      Most of the refined petroleum products delivered through the Pipeline are ultimately used in agricultural operations, including fuel for farm equipment, irrigation systems, trucks transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, during such times the demand for fuel for irrigation systems often increases.

      The Pipeline is also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipeline. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. Such refineries obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by the Pipeline) that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries in southeast Kansas having excess refinery capacity or by other sources. Three refineries, located at El Dorado, Wichita and Augusta, Kansas, operated by Coastal Refining and Marketing, Inc. ("Coastal") were closed down during 1993.

      The majority of the refined petroleum product transported through the Pipeline is produced at three refineries in southeast Kansas located at McPherson, El Dorado and Arkansas City, Kansas and operated by National Cooperative Refinery Association ("NCRA"), Texaco, Inc. ("Texaco") and Total Petroleum, Inc. ("Total"), respectively. These refineries with direct connections to the Pipeline shipped an aggregate of 29.7 million barrels of refined petroleum products through the Pipeline in 1994. One refinery accounted for approximately 54% of such amount.

      The Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through a connecting pipeline which receives products from a pipeline originating on the Gulf Coast. Five connecting pipelines deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the Pipeline for shipment.

      Wyco Pipeline Acquisition - Subsequent Event

      Effective February 24, 1995, KPOP acquired the refined petroleum product pipeline assets of Wyco Pipe Line Company ("Wyco") for $27.1 million in cash financed by a 7 year loan from three insurance companies. The assets consist of approximately 550 miles of pipeline and four truck loading terminals located in Wyoming, South Dakota and Colorado. On a pro forma basis for the year ended December 31, 1994, Wyco would account for approximately 14.8% of the Partnership's revenues.

      The pipeline, previously jointly owned by subsidiaries of GATX Terminals Corporation and Amoco Pipe Line Company, originates at Casper, Wyoming where it is connected to Sinclair's Little America refinery. It also receives product at Strouds Station, Wyoming, a short distance from Casper, through a connection with the Seminoe Pipe Line bringing barrels down from the Billings, Montana refineries. From Strouds, the 8" main line continues easterly to Douglas Junction where a 6" lateral line branches off to the Rapid City, South Dakota terminal approximately 190 miles away. The Rapid City terminal has two bottom loading truck racks and 268,506 barrels of tankage. The Rapid City terminal also receives product from Wyoming Refining's Newcastle, Wyoming refinery through their pipeline which enters the Wyco pipeline just before the Wyoming/South Dakota border near Mule Creek, Wyoming.

      From Douglas Junction the main 8" line continues southward to a truck loading terminal at Cheyenne, Wyoming. At Cheyenne, Wyco can receive product from the Frontier refinery and can deliver product to the Cheyenne Pipe Line. The Cheyenne terminal is a one spot bottom loading truck rack with 385,964 barrels of tankage. From Cheyenne, Wyoming the Wyco 8" line extends south into Colorado to Wyco's Dupont terminal near Denver. DuPont, Wyco's largest terminal, has 6 bottom loading truck lanes with vapor recovery and 756,948 barrels of storage. At Denver, through its Commerce City station, Wyco can receive and transfer product to the Total Petroleum and Conoco Oil refineries and the Phillips Petroleum terminal. From Commerce City, a 6" line continues south 90 miles to the final terminal at Fountain, Colorado. The Fountain terminal has 5 bottom loading truck lanes and 389,545 barrels of tankage.

      Unlike the KPOP service area which is largely agricultural, Wyco serves the growing Denver and northeastern Colorado markets. Wyco also supplies the jet fuel for Ellsworth Air Force Base at Rapid City. Wyco has a relatively small number of shippers, who, with only a few exceptions, are also shippers on KPOP's system.

      The Wyco pipeline system is the nearest pipeline parallelling the KPOP system to the west. The KPOP North Platte line which terminates in western Nebraska is approximately 200 miles east of Wyco's Cheyenne terminal. The small Cheyenne Pipe Line which moves from west to east connects Wyco at Cheyenne, Wyoming with North Platte, Nebraska, although that line has been deactivated from Sidney, Nebraska (approximately 100 miles from Cheyenne) to North Platte.

      Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum industry. Remediation efforts are ongoing at Wyco's Dupont terminal and will be required at the three other Wyco terminals and one pump station. In the course of acquisition negotiations, KPOP's regulatory group and their outside environmental consultants agreed upon the extent and costs of these required remediations. KPOP has agreed to implement the agreed remediation plans at these specific sites over the next five years in return for the payment by Wyco of the estimated costs thereof. At the closing, Wyco paid $1,312,000 to KPOP to cover the discounted future costs of these remediations. Wyco has also agreed to indemnify KPOP for up to $2,950,000 of the unknown environmental liabilities which occurred prior to the closing after KPOP has paid the first $150,000 and shared, on an equal basis, the next $900,000 of such expenses with Wyco.

      Wyco is an interstate pipeline and thus subject to regulation by the FERC as well as by Wyoming and Colorado on its intrastate rates. It is subject to the same regulations of other governmental agencies such as the Department of Transportation and the Environmental Protection Agency as KPOP. Therefore, the following sections in regard to regulatory matters and the application of certain laws and regulations of interstate pipelines apply equally to the Wyco system.

      Competition and Business Considerations

      The Partnership provides common carrier transportation services through the Pipeline at posted tariffs. Demand for transportation services by the Pipeline arises, ultimately, from demand for refined petroleum products in the markets it serves. See "---Demand for and Sources of Refined Petroleum Products". The Partnership's business will, therefore, be subject to many factors beyond its control.

      The Pipeline's major competitor is an independent regulated common carrier pipeline system owned by The Williams Companies ("Williams") which operates approximately 100 miles east of and parallel with the Pipeline. This competing pipeline system is a substantially more extensive system than the Pipeline. Furthermore, Williams and its affiliates have capital and financial resources substantially greater than those of the Partnership. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Fifteen of the Pipeline's 16 delivery terminals are in direct competition with Williams' terminals located within two to 145 miles.

      Upon the expiration of a five year settlement agreement pursuant to which its tariffs had been frozen, Williams filed a comprehensive new tariff on January 16, 1990. The filing proposed a tariff design for the future which would allow Williams substantial flexibility to raise or lower various rates without regulatory review and specifically provided increases in rates to many destinations, decreases in rates to other destinations, volume incentive rates at some terminals and rebates for shipments into certain counties from specified terminals. Some counties in which rebates would apply lie in the traditional service area of the Pipeline. The Partnership intervened in the Williams tariff proceeding before the FERC and protested the rebates. Nine shippers also intervened or protested the Williams filing.

      On February 15, 1990, FERC suspended the Williams tariff for the maximum statutory period of seven months. Williams chose a bifurcated proceeding under the authority of the FERC's ruling in the Buckeye Pipeline Company case (see "-- Regulation"). Under the first phase of such a proceeding, a determination was to be made whether Williams had market power in its various markets. Discrimination issues were also scheduled to be determined during the first phase. Ultimately Williams would be required to prove that its tariff rates are just, reasonable and non-discriminatory. The tariff became effective September 16, 1990 subject to refund depending on the outcome of the FERC proceedings. A hearing was held before an administrative law judge of the FERC from June 3 to August 9, 1991 on the first phase of the proceeding. On January 24, 1992 the judge issued an initial decision which determined that Williams had market power in 10 of 32 markets in which it operated and deferred most of the other issues involved to the second phase of the case on the grounds that they involved cost issues. All active parties have filed briefs and exceptions to the judge's initial decision. On July 27, 1994, the Commission issued its Opinion and Order on the Initial Decision. The Commission determined that Williams had market power in 19 of 32 markets. The Commission also denied Williams' motion proposing rate standards to apply to Phase II of the proceeding and directed the Administrative Law Judge to proceed with Phase II for the purpose of establishing base rates in the 19 markets where Williams had market power. All discrimination issues were also to be decided in Phase II. Williams filed its direct testimony in Phase II on January 23, 1995. The discovery phase of the proceeding is just starting. During the pendency of the proceeding, Williams has instituted other tariff changes, which have been permitted to go into effect subsequent to their suspension, subject to refund depending on the final outcome of the 1990 FERC tariff proceedings.

      Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, the Pipeline's more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Pipeline delivers products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Partnership believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipeline will be built in the near future, provided that the Pipeline has available capacity to satisfy demand and its tariffs remain at reasonable levels.

      The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of the Partnership is conducted principally by trucking operations of unrelated third parties.

      Trucks may competitively deliver products in some of the areas served by the Pipeline. Trucking costs, however, render that mode of transportation uncompetitive for longer hauls or larger volumes. The Partnership does not believe that trucks are, or will be, over the long term effective competition to its long-haul volumes.

LIQUIDS TERMINALING

      Introduction

      ST is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 1994, the Partnership's terminaling business accounted for approximately 41% of the Partnership's revenues. ST operates 23 facilities in sixteen states, with a total storage capacity of approximately 7.7 million barrels. ST and its predecessors have been in the terminaling business for over 30 years and handle a wide variety of products from petroleum products to specialty chemicals to edible liquids.

      ST's terminal facilities provide throughput and storage on a fee basis for specialty chemicals, petroleum products and other liquids. ST's three largest terminal facilities are located in Texas City, Texas, Westwego, Louisiana and Baltimore, Maryland. These facilities accounted for approximately 68% of ST's revenues and 48% of its tankage capacity in 1994.

      The Texas City terminal is a deep water facility primarily serving the petrochemical industry along the Gulf Coast. The facility is the largest independent terminal facility in Texas City and has the ability to handle a wide range of specialty chemicals. The facility is located within sixteen miles of open water and has three deep-water loading docks with 36- to 40-foot drafts. In 1994, the Texas City facility accounted for approximately 42% of ST's revenues.

      The Baltimore terminal is the largest independent terminal facility in the Baltimore area and also has a deep water loading dock with a 33-foot draft. The Baltimore facility provides terminaling services for asphalt, fructose, caustics, latex and other products. In 1994 the Baltimore facility accounted for approximately 22% of ST's revenues.

      The Westwego terminal, purchased in June, 1994, is a deep water facility on the Mississippi River at New Orleans which handles molasses, fertilizer, animal and vegetable fats and oils, latex and caustic solutions. In 1994, the Westwego facility accounted for approximately 5% of ST's revenues.

      In addition to the Texas City, Westwego and Baltimore terminaling facilities, ST operates 20 other terminaling facilities in 14 states. These inland terminaling facilities primarily handle petroleum products. Five of these terminaling facilities are located on or near U.S. military bases and have pipelines owned and operated by ST that deliver jet fuel directly to the bases.

      The following table outlines ST's terminal locations, capacities, tanks and primary products handled.

                                                           Primary
                          Tankage         No. of           Products
Facility                  Capacity        Tanks            Handled
--------                  --------        ------           --------
                        (In MBbls)

Primary Terminals:
------------------
Texas City, TX               1,987           123        Chemicals
Westwego, LA(a)                858            54        Molasses, Fertilizer
Baltimore, MD                  826            50        Chemicals, Asphalt

Inland terminals:
-----------------
Stockton, CA                   314            18        Petroleum Products
Indianapolis, IN               410            18        Petroleum Products
Macon, GA(b)                   307            10        Petroleum Products, Jet Fuel
Imperial, CA                   124             6        Petroleum Products
Columbus, GA                   187            35        Petroleum Products, Chemicals
Salina, KS(c)                   65             9        Petroleum Products
Chillicothe, IL                270             6        Petroleum Products
Alamogordo, NM(b)              120             5        Jet Fuel
Virginia Beach, VA(b)           40             2        Jet Fuel
Drumright, OK                  315             4        Jet Fuel
Moundville, AL                 310             6        Jet Fuel
San Antonio,TX                 207             4        Jet Fuel
Winona, MN                     229             7        Fertilizer
Montgomery, AL(b)              162             7        Jet Fuel
Tucson, Az                      90(d)          7        Petroleum Products
Bremen, GA                     180             8        Petroleum Products, Jet Fuel
Peru, IL                       221             8        Petroleum Products, Jet Fuel
Homestead, FL(b)                72             2        Jet Fuel
Milwaukee, WI                  308             7        Petroleum Products
Augusta, GA(e)                 110             8        Petroleum Products
                             -----           ---

 Totals                      7,712           404
                             =====           ===

(a)   Terminal purchased on June 8, 1994.
(b) Facility also includes pipelines to U.S. government military base locations.
(c)   Terminal purchased on January 18, 1994.
(d)   Represents 50% interest in 181 Mbbl terminal.
(e)   Terminal purchased on July 7, 1994.

      Description of Terminals

      Texas City, Texas. The Texas City facility is situated on 39 acres of land, leased from the Texas City Terminal Railway Company with long-term renewal options. It is located in Galveston County near the mouth of the Houston Ship Channel and is approximately sixteen miles from open water. The eastern end of the Texas City site is adjacent to three deep-water docking facilities, which are also owned by Texas City Terminal Railway. The three deep-water docks include two 36 foot draft docks and a 40 foot draft dock. ST is charged dockage and wharfage fees on a per vessel and per unit basis, respectively, by Texas City Terminal Railway, which it passes directly to the shipper or owner of the incoming or outgoing products.

      ST handles and stores a wide range of specialty chemicals, including petrochemicals, at the Texas City facility. The facilities are designed to accommodate a diverse product mix, and include (i) tanks equipped for the specific storage needs of the various products handled; (ii) piping and pumping equipment for moving the product between the tanks and the transportation modes; and (iii) an extensive infrastructure of support equipment. The tankage at Texas City is constructed of either mild carbon steel, stainless steel or aluminum. Certain of the tanks, piping and pumping equipment are equipped for special product needs, including among other things, equipment that can control temperature, air pressure, air mixture or moisture. ST receives or delivers the majority of the specialty chemicals that it handles via ship or barge at Texas City. ST also receives and delivers liquids via rail tank cars and transport trucks. Additionally, the terminal has direct connections to refineries in Texas City.

      The Texas City tank facility consists of 123 tanks with a total capacity of approximately 1,987 Mbbls. All recently built tanks are equipped with "double bottoms," which provide a leak detection system between the primary and secondary bottom. ST's facility has been designed with several preventative structural measures to minimize the occurrence and level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and water run-off.

      Westwego, Louisiana. Acquired in June, 1994, the Westwego facility is situated on 27 acres of owned land adjacent to the West bank of the Mississippi River across from New Orleans. A new dock built in 1992 is capable of handling ocean going vessels and barges. The terminal has numerous handling facilities for receiving and shipping by rail and tank truck as well as vessels and barges.

      The Westwego terminal historically has been primarily a terminal for molasses, and animal and vegetable fats and oils. The former owner, PM Ag, Products, Inc., has contracted with ST for five years for terminaling at 5 large molasses tanks. In recent years, the terminal has broadened its product mix to include fertilizer, natural latex and caustic solutions. The facility includes a blending plant for the processing of certain molasses-based feeds and a laboratory for quality control and analysis.

      The facility consists of 54 large tanks with a total capacity of approximately 858,000 barrels. There are also approximately 30 smaller tanks for manufacturing and processing.

      Baltimore, Maryland. The Baltimore facility is situated on 18 acres of owned land, located just south of Baltimore near the Harbor Tunnel on the Chesapeake Bay. ST also owns a 700 ft. finger pier with a 33 foot draft channel and berth. The dock gives ST the ability to receive and distribute shipments of product by barge and ship.

      Similar to the Texas City facility, Baltimore is a specialty liquids terminal. The primary products handled at the Baltimore facility include asphalt, fructose, latex, caustic solutions and chemicals. ST receives and delivers a variety of products via ship, barge, rail, truck and a common carrier pipeline.

      The Baltimore tank facility consists of 50 tanks with a total capacity of approximately 826 Mbbls. The majority of the tanks are dedicated to specific products of customers under contract. Tanks are also customized to accommodate the requirements of different products.

      Inland Terminals. In addition to ST's three major facilities, ST has 20 inland terminal facilities throughout the United States. These facilities represented approximately 52% of ST's total tankage capacity and approximately 32% of its total revenue for 1994. Except for the facility in Columbus, Georgia, which primarily handles specialty chemicals, and the facility in Winona, Minnesota, which handles fertilizer solutions, these inland facilities receive, store and deliver petroleum products for a variety of customers.

      In 1994, terminaling and pipeline transportation of jet fuel for the U.S. Department of Defense represented 11% of ST's business. Ten of ST's twenty inland terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense. Seven of the ten locations are utilized solely by the Department of Defense. Five of the ten locations include pipelines that deliver jet fuel directly to nearby military bases.

      The base closing list released by the Department of Defense on March 12, 1993 included the closure of the Naval Air Station in Glenview, Illinois which is served by ST's Terminal in Peru, Illinois. Additionally, the ST pipeline serving Homestead Air Force Base in Florida has been inactive due to lack of fuel usage at the base since Hurricane Andrew in 1992. It is anticipated that the operation of that pipeline will begin again in 1995. ST does not believe that, in the aggregate, the inland terminals serving the U.S. Department of Defense will experience a significant decrease in cash flows for the foreseeable future as a result of Department of Defense changes in activity. However, the third party pipeline serving the Drumright, Oklahoma terminal reversed the direction of product flow in 1994 causing jet fuel to become unavailable at this location. Jet fuel is the only product handled at Drumright currently and ST is exploring alternative uses for this terminal. In the absence of an alternative use, this terminal may be forced to close.

      Competition

      The independent liquids terminaling industry is fragmented and includes both large, well financed companies that own many terminal locations and small companies that may own a single terminal location. ST is a member of the Independent Liquid Terminals Association ("ILTA"), which, among other functions, publishes a directory of terminal locations of its members throughout the United States. Customers with specific location and facility demands generally use the ILTA directory to identify the terminals in the region available for specific needs, and then select the preferred providers on the basis of service, specific terminal capabilities and environmental compliance. Customers then seek competitive proposals to ultimately select the terminal retained.

      In addition to the terminals owned by independent terminal operators, many major energy and chemical companies also own extensive terminal facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links such as deep water ports. Major energy and chemical companies also need independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

      Independent terminal owners compete based on the location and versatility of terminals, service and price. A favorably located terminal will have access to varied cost effective transportation both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines. Terminals located near deep water port facilities are referred to as "deep water terminals" and terminals without such facilities are referred to as "inland terminals" (some inland facilities are served by barges on navigable rivers).

      Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as loading and unloading at the terminal. An increasingly important aspect of versatility and the service function is an operator's ability to offer product handling and storage in compliance with environmental regulations. A terminal operator's ability to offer competitive pricing is often dependent on the quality, specifications and versatility of the facilities owned by the operator. Although many products require modest terminal modification, operators with a greater diversity of terminals with versatile storage applications typically require less modification prior to usage, ultimately reducing the storage cost.

      Several companies offering liquid terminaling facilities have significantly more capacity than ST. However, the majority of ST's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators, including GATX, Williams, Northville Industries, Petroleum Fuel & Terminal and Steuart Petroleum, have facilities used primarily for petroleum related products. Such specialty or "niche" tankage is less abundant in the U.S., and "specialty" liquids typically command higher premiums than lower-margin bulk terminaling for petroleum related products.

CAPITAL EXPENDITURES

      Capital expenditures by the Pipeline were $3.2 million, $5.1 million and $2.2 million, respectively, for each of the three years ended from December 31, 1992 to December 31, 1994. Approximately 66% of the aggregate of these capital expenditures related primarily to maintenance of existing operations and approximately 28% related to expansion projects. During these periods, adequate Pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount.

      Capital expenditures by ST were $6.0 million, $3.2 million and $17.3 million, respectively, for each of the three years ended from December 31, 1992 to December 31, 1994. In 1994, capital expenditures related primarily to acquisition of terminals at Salina, Kansas, Westwego, Louisiana, and Augusta, Georgia.

      Capital expenditures of the Partnership (including ST but excluding the Wyco system) for maintenance of existing operations during 1995 are expected to be approximately $7.0 million. Capital expenditures for expansionary purposes during 1995 are expected to be approximately $1.0 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources and Liquidity"). Additional expansionary capital expenditures will depend on future opportunities to expand the Partnership's operation. The General Partner intends to finance future expansive and some environmental capital expenditures primarily through Partnership borrowings. Such future expenditures, however,will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal governmental regulations and fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will be able to finance such expenditures through borrowing.

REGULATION

      Interstate Regulation

      General. The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by complaint to a Court or the FERC, and reparations may be recovered by the party filing the complaint for the two year period prior to the complaint if the FERC finds the rate to be unlawful.

      The only challenge to a rate change proposed by the Partnership was filed in 1974. The Partnership's final and effective rates have never been challenged by complaint in a court or to the FERC. The Partnership's current rates became final and effective in July 1992. On February 25, 1994, the Partnership filed an approximately 5.5% tariff increase which became effective April 1, 1994. Under Title XVIII of the Energy Policy Act of 1992, rates that were in effect on October 25, 1991 are deemed to be just and reasonable. Such rates are subject to challenge only for limited reasons, relating to substantial changed circumstances in either the economic circumstances of the subject pipeline or the nature of the services, or to a contractual bar that prevented the complainant from previously challenging the rates. Any relief granted pursuant to such challenges may be prospective only. The Partnership believes that its currently effective tariffs are just and reasonable and would withstand challenge under the FERC's cost-based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

      In general, petroleum product pipeline rates are cost-based. Such rates are permitted to generate operating revenues, based on projected volumes, not greater than the total of the following components: (i) operating expenses, (ii) depreciation and amortization, (iii) federal and state income taxes (determined on a separate company basis and adjusted or "normalized" to avoid year to year variations in rates due to the effect of timing differences between book and tax accounting for certain expenses, primarily depreciation) and (iv) an overall allowed rate of return on the pipeline's "rate base". Generally, rate base is a measurement of the investment in, or value of, the common carrier assets of a petroleum products pipeline.

      In 1985, the FERC began issuing a series of Opinions ("FERC Opinions") providing that oil pipeline rates would continue to be cost-based. The FERC Opinions required that the rate base be calculated by the net depreciated trended original cost ("TOC") methodology. Under the TOC methodology, after a starting rate base has been determined, a pipeline's rate base is to be (i) increased by property additions at cost plus an amount equal to the equity portion of the rate base multiplied or "trended" by an inflation factor and (ii) decreased by property retirements, depreciation and amortization of rate base write-ups reflecting inflation.

      The FERC Opinions allow for a rate of return for petroleum products pipelines determined by adding (i) the product of a rate of return equal to the nominal cost of debt multiplied by the portion of the rate base that is deemed to be financed with debt and (ii) the product of a rate of return equal to the real (i.e., inflation-free) cost of equity multiplied by the portion of the rate base that is deemed to be financed with equity. The appropriate rate of return for a petroleum pipeline is determined on a case-by-case basis, taking into account cost of capital, competitive factors and business and financial risks associated with pipeline operations.

      The Interstate Commerce Commission, which regulated oil pipelines until 1978, had formerly determined rate base by using a current valuation methodology. The FERC Opinions abandoned the valuation methodology and required pipelines to establish a transition rate base for the pipeline's existing plant. The transition rate base, called the "starting rate base," is the sum of (i) the net depreciated original cost of the pipeline's property multiplied by the ratio of debt to total capitalization and (ii) the net depreciated reproduction portion of the valuation rate base as of 1983, multiplied by the ratio of equity to total capitalization. The original cost of land, rights of way less book depreciation, allowed working capital and plant less book depreciation that were not included in the 1983 valuation may be added to the starting rate base.

      The actual capital structure as of June 28, 1985 of either the pipeline or its parent is used to establish the starting rate base. In general, the pipeline's structure is used if the pipeline issues long-term debt to outside investors without any parent guarantee and the parent's structure is used if the pipeline has no long-term debt, issues long-term debt to its parent, or its long-term debt is guaranteed by its parent. In individual cases, however, the FERC may determine that the actual capital structure of the pipeline or its parent is inappropriate for rate regulation purposes. The FERC may then impute to the pipeline the capital structure it deems appropriate to the pipeline's risk.

      In addition to the TOC methodology, the FERC has indicated a willingness to consider departures from cost-of-service rates depending upon whether a pipeline's individual markets are sufficiently competitive. In a proceeding involving Buckeye Pipeline Company, the Commission invited jurisdictional pipelines to demonstrate that they lack market power in all or some of their markets. In Buckeye, the FERC accepted a three-year experimental program of lighthanded regulation of the pipeline's rates. Under the program, the Commission permitted the use of the weighted average of Buckeye's actual rates in those markets where it lacked significant market power to determine the price cap for rates in non-competitive markets.

      The Partnership has not attempted to depart from cost-based rates. Instead, it has continued to rely on the TOC methodology.

      Title XVIII of the Energy Policy Act of 1992 ("EPAct") required the FERC to issue a ruling establishing a simplified and generally applicable rate making methodology for oil pipelines no later than October 24, 1993. FERC was also required to issue a final rule to streamline procedures relating to oil and product pipeline rates "in order to avoid unnecessary regulatory costs and delays" no later than April 24, 1994.

      On October 22, 1993, the FERC issued Order No. 561 implementing the EPAct. Order No. 561, among other things, adopted simplified and generally acceptable rate making methodology for oil pipelines in the form of indexation. Indexation, which is also known as price cap regulation, establishes ceiling prices on oil pipeline rates based on application of a broad-based measure of inflation in the general economy to existing rates. On October 28, 1994, after numerous hearings and public comment periods, FERC issued the final rules on Order No. 571 and 572 which were companion orders to Order No. 561. That final rule (issued October 28, 1994) amended FERC's regulations to establish filing requirements for oil pipelines for cost-of-service rate filings; filing requirement for oil pipelines seeking to establish new or to change depreciation rates; and new and revised pages of the FERC Form No. 6, "Annual Report for Oil Pipelines".

      Intrastate Regulation

      The Pipeline's intrastate operations in Kansas are subject to regulation by the Kansas Corporation Commission ("KCC"). Beginning in 1995, intrastate operations in Colorado and Wyoming will be subject to regulation by authorities in those states. The Partnership's revenues for intrastate service in Kansas accounted for 6% of its total transportation operating revenues for the year ended December 31, 1994. The Partnership expects this relationship to continue in the future.

      The KCC requires that shippers be notified of proposed intrastate tariff increases in Kansas and have an opportunity to protest such increases. KPOP also files with the KCC copies of interstate tariff changes filed with the FERC. KPOP has never had a protest filed with the KCC against an intrastate rate increase although it withdrew an interstate filing filed with the KCC in 1974 due to a protest.

      In addition to challenges to new or proposed rates, challenges to intrastate rates which have already become effective are permitted by complaint of an interested person or by independent action of the KCC.

ENVIRONMENTAL MATTERS

      General

      The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership.

      Water

      The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines, or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. States in which the Partnership operates have also enacted similar laws. Regulations are currently being developed under OPA and state laws which may also impose additional regulatory burdens on the Partnership.

      The Pipeline crosses several navigable rivers and streams. The FWPCA imposes strict controls against the discharge of oil and its derivatives into navigable waters. The FWPCA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters or into the groundwater.

      Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. The Pipeline has experienced limited groundwater contamination at three terminal sites (Milford, Iowa, Norfolk, Nebraska and Yankton, South Dakota) resulting from spills of refined petroleum products. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. The Partnership estimates that $420,000 has been expended to date for remediation at these three sites and that ongoing remediation expenses will be less than $5,000 per year for the next several years. Groundwater contamination is also known to exist at Pipeline sites in Augusta, Kansas and in Potwin, Kansas, but no remediation has been required. Although no assurances can be made, if remediation is required, the Partnership believes that the resulting cost would not be material. The Partnership is also evaluating possible groundwater contamination at a Pipeline pumping and storage site at El Dorado, Kansas. However, the Partnership believes that a third party is liable for the possible contamination.

      The Pipeline experienced a spill due to third party damage during the first quarter of 1991. Remediation of the groundwater impacted by this spill has been underway since the second quarter of 1991. The Partnership estimates that on-going remediation expenses will be in the range of $10,000 to $15,000 per year. Regulatory authorities have been notified. The Partnership has filed suit against the third party seeking compensation for damages.

      During 1994, the Pipeline experienced a seam rupture of its 8" northbound line in Nebraska in January and another similar rupture on the same line in April. As a result of these ruptures, KPOP reduced the maximum operating pressure on this line to 60% of the Maximum Allowable Operating Pressure ("MAOP") and, on May 24, commenced a hydrostatic test to determine the integrity of over 80 miles of that line. The test was completed on the entire 80 miles on May 29, 1994, and the line was authorized to return to approximately 80% of MAOP pending review by the Department of Transportation ("DOT") of the hydrostatic test results. On July 29, 1994, the DOT authorized most of the line to return to the historical MAOP. Approximately 30 miles of the line was authorized to return to slightly less than historical MAOP. The amount of remediation expenses that will be required as a result of the rupture in January and April has not yet been determined but these expenses are not expected to have a material effect upon the results of the Partnership.

      ST has experienced groundwater contamination at its terminal sites at Baltimore, Maryland, and Alamogordo, New Mexico. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. Groundwater contamination also exists at the ST terminal site in Stockton, California and in the areas surrounding this site as a result of the past operations of five of the facilities operating in this area. ST has entered into an agreement with three of these other companies to allocate responsibility for the clean up of the contaminated area. Under the initial estimate of remedial costs the parties (including ST) at Stockton would pay in total approximately $752,000. However, the remediation costs have not been finalized and could ultimately increase or decrease. In addition, ST is responsible for up to two-thirds of the costs associated with existing groundwater contamination at a formerly owned terminal at Marcy, New York, which also is being remediated through extraction wells and air strippers. The Partnership estimates that approximately $350,000 has been expended by the Partnership to date for remediation at these four sites and that on-going remediation expenses average $100,000 to $150,000 per year for the next several years.

      Groundwater contamination has been identified at ST terminal sites at Montgomery, Alabama and Milwaukee, Wisconsin, but no remediation has taken place. Shell Oil Company has indemnified ST for any contamination at the Milwaukee site prior to ST's acquisition of such facility. Star Enterprise has indemnified ST for contamination at a portion of the Montgomery site where contamination has been identified prior to ST's acquisition of the facility. There is also a possibility that groundwater contamination may exist at other facilities. Although no assurance in this regard can be given, the Partnership believes that such contamination, if present, could be remedied with extraction wells and air strippers similar to those that are currently in use and that resulting costs would not be material.

      In 1991, the Environmental Protection Agency (the "EPA") implemented regulations expanding the definition of hazardous waste. The Toxicity Characteristic Leaching Procedure ("TCLP") has broadened the definition of hazardous waste by including 25 constituents that were not previously included in determining that a waste is hazardous. Water that comes in contact with petroleum may fail the "TCLP" procedure and require additional treatment prior to its disposal. The Partnership plans to install totally enclosed wastewater treatment systems at all Pipeline terminal sites to treat such petroleum contaminated water, especially tank bottom water. Previously, this waste water was disposed of in evaporation ponds located at each site. The Pipeline has discontinued this practice and is installing onsite treatment systems. These systems, the installation of which commenced in 1993, will be completed in 1995.

      The EPA has promulgated regulations that may require the Partnership to apply for permits to discharge storm water runoff. Storm water discharge permits also may be required in certain states in which the Partnership operates. Where such requirements are applicable, the Partnership has applied for such permits and, after the permits are received, will be required to sample storm water effluent before releasing it. The Partnership believes that effluent limitations could be met, if necessary, with minor modifications to existing facilities and operations. Although no assurance in this regard can be given, the Partnership believes that the changes will not have a material effect on the Partnership's financial condition or results of operations.

      Aboveground Storage Tank Acts

      A number of the states in which the Partnership operates have passed statutes regulating aboveground tanks containing liquid substances. Generally, these Acts require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks in the tanks. Although there is not currently a federal statute regulating these aboveground tanks, there is a possibility that such a law will be passed within the next couple of years. The Partnership is in substantial compliance with all aboveground storage tank laws in the states with such laws. Although no assurance can be given, the Partnership believes that the future implementation of aboveground storage tank laws by either additional states or by the federal government will not have a material adverse effect on the Partnership's financial condition or results of operations.

      Air Emissions

      The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of the Pipeline are in substantial compliance with such statutes in all states in which it operates.

      Amendments to the Federal Clean Air Act enacted in late 1990 will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that are to be developed and implemented by the EPA and state environmental agencies during the next decade. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides and are located in non-attainment areas will be subject to increasingly stringent regulations, including requirements that certain sources install reasonably available control technology. The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the Partnership's facilities are included within the categories of hazardous air pollutant sources which will be affected by these regulations. Additionally, new dockside loading facilities owned or operated by the Partnership will be subject to the New Source Performance Standards that were scheduled for proposal in late 1992. These regulations will control VOC emissions from the loading and unloading of tank vessels.

      Although the Partnership is in substantial compliance with applicable air pollution laws, in anticipation of the passage of stricter air control regulations, the Partnership is taking actions to substantially reduce its air emissions. The Pipeline plans to install bottom loading and vapor recovery equipment on the loading racks at almost all of the terminal sites that do not already have such emissions control equipment. These modifications are expected to reduce substantially the total air emissions from each of these facilities. Having begun in 1993, this project is being phased in over a period of years at an approximate cost of $5.0 million. Another project that is underway is the installation of marine vapor collection equipment and a large flare at the Texas City terminal site. This Texas City project is estimated to cost approximately $2.0 million and to be completed by the end of 1995.

      Solid Waste

      The Partnership generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, the Partnership is not required to comply with a substantial portion of the RCRA requirements because the Partnership's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during Pipeline operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

      At the terminal sites at which groundwater contamination is present, there is also limited soil contamination as a result of the aforementioned spills. The Partnership is under no present requirements to remove these contaminated soils, but the Partnership may be required to do so in the future. Soil contamination also may be present at other Partnership facilities at which spills or releases have occurred. Under certain circumstances, the Partnership may be required to clean up such contaminated soils. Although these costs should not have a material adverse effect on the Partnership, no assurance can be given in this regard.

      Superfund

      The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste which may fall within the CERCLA's definition of a "hazardous substance". The Partnership may be responsible under the CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

      ST has been named a potentially responsible party for a site located at Elkton, Maryland, operated by Spectron, Inc. until August of 1988. This site is presently under the oversight of the EPA and is listed as a federal "Superfund" site. A small amount of material handled by Spectron was attributed to ST. The Partnership believes that ST will be able to settle its potential obligation in connection with this matter for an aggregate cost of approximately $10,000. However, until a final settlement agreement is signed with the EPA, there is a possibility that the EPA could bring additional claims against ST.

      Environmental Impact Statement

      The National Environmental Policy Act of 1969 (the "NEPA") applies to certain extensions or additions to a pipeline system. Under NEPA, if any project that would significantly affect the quality of the environment requires a permit or approval from any federal agency, a detailed environmental impact statement must be prepared. The effect of the NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction.

      Indemnification

      Kaneb has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from changes in environmental laws or regulations. Nevertheless, the Company will remain liable for the remediation of groundwater contamination resulting from three spills and the possible groundwater contamination at a pumping and storage site referred to under "---Water" to the standards that are in effect at the time such remediation operations are concluded. In addition, ST's former owner has agreed to indemnify the Partnership against liabilities for damages to the environment from operations conducted by such former owner prior to March 2, 1993. The indemnity, which expires March 1, 1998, is limited in amount to 60% of any claim exceeding $100,000 until an aggregate amount of $10 million has been paid by ST's former owner. With regard to the Wyco acquisition, Wyco's former owners have agreed to indemnify the Partnership against unknown environmental damages from operations conducted by Wyco prior to February 24, 1995. The indemnity, which expires in August 1999 is limited in amount to 50% of any claim exceeding $150,000 for the next $900,000 in claims, then 100% of the next $2,950,000 in environmental damages.

SAFETY REGULATION

      The Pipeline is subject to regulation by the Department of Transportation under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. The HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such plan, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

      The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements for the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

      The Partnership is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that it is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

      The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the Partnership to organize information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, the Partnership expects to increase its expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although they are not expected to have a material adverse impact on the Partnership.

EMPLOYEES

      The Partnership has no employees. The Pipeline business of the Partnership is conducted by its general partner, Kaneb Pipe Line Company, which at December 31, 1994, employed 144 persons, approximately 50 of whom were salaried and, approximately 94 of whom were hourly rate employees. Approximately 94 persons employed by the Company were subject to representation by unions for collective bargaining purposes; however, there were no collective bargaining contracts covering the Company employees in effect at December 31, 1994.

      The Partnership's liquids terminaling business is conducted through ST subsidiaries which at December 31, 1994, employed 176 persons, approximately 104 of whom were salaried and, approximately 72 of whom were hourly rate employees. Approximately 33 persons employed by ST were subject to representation by the Oil, Chemical and Atomic Workers International Union AFL-CIO (OCAW). ST has an agreement with OCAW regarding conditions of employment for the above persons which is in effect through June 28, 1996. This agreement is subject to automatic renewal for successive one-year periods unless ST or OCAW serves written notice to terminate or modify such agreement in a timely manner.

ITEM 2.  PROPERTIES

      Descriptions of properties owned or utilized by the Partnership are contained in Item 1 of this report and such descriptions are hereby incorporated by reference into this Item 2. Under the captioned "Leases" in notes to the Partnership's financial statements included in Item 8 herein below, additional information is presented concerning obligations for lease and rental commitments. Said additional information is hereby incorporated by reference into this Item 2.

ITEM 3.  LEGAL PROCEEDINGS

      The Partnership is a party to several lawsuits arising in the ordinary course of business. Subject to certain deductibles and self-insurance retentions, substantially all the claims made in these lawsuits are covered by insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In July, 1994, the unitholders of the Partnership overwhelmingly approved a consent solicitation amending the Partnership Agreement to allow the Partnership to issue up to an additional 7.5 million Senior Preference Units. The Partnership has no current plans to issue these units, however, this gives the Partnership added flexibility for future acquisitions or refinancing.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SENIOR PREFERENCE UNITS AND RELATED UNITHOLDER MATTERS

      The Partnership's senior preference limited partner interests ("Senior Preference Units") are listed and traded on the New York Stock Exchange. At March 17, 1995, there were approximately 1,164 Senior Preference Unitholders of record. Set forth below are Senior Preference Unit prices on the New York Stock Exchange and cash distributions per Senior Preference Unit paid for the periods indicated.

                                SENIOR PREFERENCE                 CASH
                                   UNIT PRICES                DISTRIBUTIONS
                             -----------------------
YEAR                         HIGH              LOW              DECLARED
                             ----              ---              --------

1993:

First Quarter                26 1/2           20 7/8             .55
Second Quarter               26 3/8           23                 .55
Third Quarter                26 1/2           22 7/8             .55
Fourth Quarter               28 1/8           26 3/8             .55

1994:

First Quarter                28 3/8           24 1/4             .55
Second Quarter               26 3/8           23 5/8             .55
Third Quarter                26               23 1/2             .55
Fourth Quarter               25 3/8           20 1/2             .55

1995:

First Quarter                24 1/2           20 5/8             .55
(through March 17, 1995)

      The Partnership has paid the Minimum Quarterly Distribution on each outstanding Senior Preference Unit for each quarter since the Partnership's inception. The Partnership has also paid the Minimum Quarterly Distribution on Preference Units with respect to all quarters since inception of the Partnership, except for the failure to pay distributions in the second, third and fourth quarters of 1991 totalling $9,323,000. All such arrearages have since been satisfied and none remain as of December 31, 1994. No distributions were paid on the outstanding Common Units, which are not entitled to arrearages in the payment of the Minimum Quarterly Distribution thereon, until 1994 when distributions totalling $1,738,000 were paid.

      Under the terms of its financing agreements, the Partnership is prohibited from declaring or paying any distribution if a default exists thereunder.

ITEM 6.   SUMMARY HISTORICAL FINANCIAL AND OPERATING DATA

      The following table sets forth, for the periods and at the dates indicated, selected historical financial and operating data for Kaneb Pipe Line Partners, L.P. and Subsidiaries ("Partnership"). The data in the table (in thousands, except per unit amounts) is derived from the historical financial statements of the Partnership and should be read in conjunction with the Partnership's audited financial statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     Year Ended December 31,
                                     --------------------------------------------------------
                                        1990        1991       1992      1993(a)       1994
                                       ------      ------     ------     -------      ------
INCOME STATEMENT DATA:
Revenues.........................     $37,618     $39,415     $42,179     $69,235     $78,745
                                      -------     -------     -------     -------     -------

Operating costs..................      12,588      14,337      14,507      29,012      33,586
Depreciation and amortization....       3,333       3,519       4,124       6,135       7,257
General and administrative.......       2,916       2,861       2,752       4,673       4,924
Legal expenses for tariff
  protest........................         400       2,172           -           -           -
                                      -------     -------     -------     -------     -------

  Total costs and expenses.......      19,237      22,889      21,383      39,820      45,767
                                      -------     -------     -------     -------     -------

Operating income.................      18,381      16,526      20,796      29,415      32,978
Interest and other income........       2,093       1,751       1,721       1,331       1,299
Interest expense.................      (2,321)     (2,259)     (2,338)     (3,376)     (3,706)
Minority interest................        (183)       (159)       (200)       (266)       (295)
                                      -------     -------     -------     -------     -------
Income before income taxes.......      17,970      15,859      19,979      27,104      30,276
Income taxes (b).................          -           -            -        (450)       (818)
                                      -------     -------     -------     -------     -------

Net income.......................     $17,970     $15,859     $19,979     $26,654     $29,458
                                      =======     =======     =======     =======     =======

Allocation of net income per
  Senior Preference Unit (c).....     $  2.20     $  2.20     $  2.20     $  2.20     $  2.20
                                      =======     =======     =======     =======     =======

Cash distributions declared per
  Senior Preference Unit.........     $  2.20     $  2.20     $  2.20     $  2.20     $  2.20
                                      =======     =======     =======     =======     =======

BALANCE SHEET DATA (AT
  PERIOD END):

Property and equipment, net......     $67,045     $68,255     $66,956    $133,436    $145,646
Total assets.....................      88,610      88,530      86,409     162,407     163,105
Long-term debt...................      15,368      16,941      20,864      41,814      43,265
Partners' capital................      60,310      61,918      55,657     100,598      99,754

(a)   Includes the operations of ST since its acquisition on March 2, 1993.

(b) Subsequent to the acquisition of ST in March 1993, certain operations are conducted in a taxable entity.

(c) Net income of the Partnership for each reporting period is allocated to the Senior Preference Units (SPU) in an amount equal to the cash distributions to the SPU declared for that reporting period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the financial statements of Kaneb Pipe Line Partners, L.P. and notes thereto and the summary historical and pro forma financial and operating data included elsewhere in this report.

GENERAL

      In September, 1989 Kaneb Pipe Line Company ("Company"), a wholly owned subsidiary of Kaneb Services, Inc. ("Kaneb"), formed a master limited partnership, Kaneb Pipe Line Partners, L.P. ("Partnership"), to own and operate its refined petroleum products pipeline business. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. The Partnership's business consists primarily of the transportation, as a common carrier, of refined petroleum products, including propane, from refineries and pipeline connections in Kansas to destinations in Kansas, Nebraska, Iowa, South Dakota and North Dakota, and related terminaling activities. The Partnership owns a 2,075 mile integrated pipeline system with 16 terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota. The pipeline serves oil companies, railroads and farm cooperatives in such states and in portions of three adjoining states. Three refineries have direct access to the pipeline; these refineries obtain crude oil primarily from producing areas in Kansas, Oklahoma and Texas.

      Effective March 2, 1993, the Partnership acquired, through KPOP, Support Terminal Services, Inc. ("ST"), a petroleum products and specialty liquids storage and terminaling company headquartered in Dallas, Texas, for approximately $65 million (including $2 million in acquisition costs). In connection with the acquisition, the Partnership borrowed $65 million from a group of banks. In April 1993, the Partnership completed a public offering of
2.25 million Senior Preference Units at $25.25 per unit. The bank loan was partially repaid with $50.8 million of the proceeds from the offering. The Partnership continually evaluates other potential acquisitions.

      The Pipeline's common carrier operations are subject to federal or state tariff regulation. The Partnership has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products.

      The Partnership's business depends in large part on (i) the level of demand for refined petroleum products in the geographic locations served by the pipeline and (ii) the ability and willingness of refiners and marketers having access to the pipeline to supply such demand by deliveries through the pipeline.

RESULTS OF PARTNERSHIP OPERATIONS

      Net income increased $2.8 million or 11% in 1994 to $29.5 million due primarily to the inclusion of ST results for the full year in 1994 versus the 10 months in 1993 from the acquisition in March 1993. The increase in interest expense is attributable to the acquisition debt incurred for ST.

PIPELINE OPERATIONS

                                              Year Ended December 31,
                                         --------------------------------
                                           1994        1993        1992
                                         --------    --------    --------
Revenues                                  $46,117     $44,107     $42,179
Operating costs                            17,777      16,453      14,507
Depreciation and amortization               4,276       4,055       4,124
General and administrative                  2,908       3,132       2,752
                                          -------     -------     -------
   Operating income                       $21,156     $20,467     $20,796
                                          =======     =======     =======

      Revenues increased 5% in both 1994 and 1993. KPOP implemented a tariff increase of approximately 5.5% in April, 1994 and approximately 5.6% in July, 1992. Barrel miles increased 2% in both 1994 and 1993. The increase in barrel miles is primarily due to increased long-haul shipments related to product pricing advantages for shippers to western area terminals served by the Pipeline.

      Operating costs increased 8% in 1994 and 13% in 1993. Property taxes increased $.3 and $.9 million in 1994 and 1993, respectively. The 1994 increase was primarily due to tax rate adjustments in Kansas and Nebraska and the 1993 increase was primarily due to non-recurring refunds received in 1992 and tax rate adjustments in Nebraska. Power costs increased by $.6 million in 1994 due to increased barrel miles, utility rates and increased usage of drag reducer. Material, supplies and outside services increased $.4 million in 1994 primarily due to unusually high repair and maintenance expenditures.

TERMINALING OPERATIONS

                                              Year Ended December 31,
                                         --------------------------------
                                           1994        1993        1992
                                         --------    --------    --------
                                                   Pro Forma (Unaudited)
Revenues                                  $32,628     $29,921     $26,852
Operating costs                            15,809      15,064      13,500
Depreciation and amortization               2,981       2,496       2,242
General and administrative                  2,016       1,949       1,442
                                          -------     -------     -------
      Operating income                    $11,822     $10,412     $ 9,668
                                          =======     =======     =======

      Revenues increased $2.7 million in 1994 as average tankage utilized increased .2 million barrels to 6.1 million barrels compared to 5.9 million barrels in 1993. Revenues per barrel stored increased by $.26 in 1994 to $5.33 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership borrowed approximately $10 million on its term facility in the fourth quarter of 1993 in anticipation of terminal acquisitions to be made in 1994. The ratio of current assets to current liabilities decreased to .8 to 1 at December 31, 1994 from 1.29 to 1 at December 31, 1993 primarily as a result of terminal acquisitions in 1994 funded from the Partnership's cash balances. Cash provided by operating activities was $37.9 million, $37.2 million, and $26.6 million for the years 1994, 1993 and 1992, respectively. The increase in cash flow from operating activities in 1993 was due to the acquisition of ST.

      Capital expenditures were $19.5 million, $8.1 million and $3.2 million for the years 1994, 1993 and 1992, respectively. Included in 1994 capital expenditures are three terminal acquisitions by ST that totalled $12.3 million. During these periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material. Capital expenditures for 1995 are expected to be approximately $8.0 million, excluding the Wyco acquisition.

      The Partnership makes distributions of 100% of its Available Cash to holders of LP Units and the General Partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. A distribution of $2.20 per unit was paid to Senior Preference Unitholders in 1994, 1993 and 1992. In 1995, the Partnership anticipates distributing $2.20 per Senior Preference Unit, which is the annualized Minimum Quarterly Distribution. During 1994, 1993, and 1992, the Partnership paid distributions of $12.3 million ($2.20 per unit), $19.3 million ($2.20 per unit and $1.21 per unit in arrearages) and $15.0 million ($2.20 per unit and $.45 per unit in arrearages) to the Preference Unitholders. During 1994, the Partnership paid distributions of $1.7 million ($.55 per unit) to the Common Unitholders.

      The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities and expansionary capital expenditures are expected to be funded through Partnership borrowings.

      In 1994, a wholly-owned subsidiary of the Partnership sold $33 million of notes to a group of insurance companies. The notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, KPOP entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through November 30, 1997. The credit facility bears interest at variable rates and has a commitment fee of .2% per annum of the unused credit facility. No amounts were drawn under this credit facility at December 31, 1994. The notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of the Partnership.

      Effective February 24, 1995, the Partnership, through KPOP, acquired the refined petroleum product pipeline assets of Wyco Pipe Line Company for $27.1 million. The acquisition was financed by the sale of additional first mortgage notes to three insurance companies. The notes are due February 24, 2002 and bear interest at the rate of 8.37% per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data of the Partnership begin on page F-1 of this report. Said information is hereby incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership is a limited partnership and has no directors. The Partnership is managed by the Company as general partner. Set forth below is certain information concerning the directors and officers of the Company. All directors of the Company are elected annually by Kaneb, as its sole stockholder. All officers serve at the discretion of the Board of Directors of the Company.

                                                                       Senior Preference
                                                         Years of      Units Beneficially     Percentage
                               Position with              Service      Owned at March 17,         of
Name                Age        the Company               in Office          1995 (13)            Class
----                ---        -------------             ---------     ------------------     ----------

Edward D. Doherty    59        Chairman of the Board        6 (1)         8,326                     *
Leon Hutchens        60        President                    2 (2)           148                     *
Douglas M. Easum     56        Vice President -             6 (3)           -0-
                               Business Development
Howard C. Wadsworth  50        Vice President -
                               Treasurer & Secretary        4 (4)           -0-
Jimmy L. Harrison    41        Controller                   3 (5)           -0-
John R. Barnes       50        Director                     8 (6)        76,600                    1%
C.E. Bentley         73        Director                     6 (7)           -0-
Sangwoo Ahn          56        Director                     6 (8)        35,000                     *
Preston A. Peak      72        Director                     6 (9)           -0-
James R. Whatley     68        Director                     6(10)        21,000                     *
Ralph A. Rehm        49        Director                     4(11)           -0-
Murray A. Biles      63        Director                    10(12)           500                     *
                                                                        -------

All Directors and Officers as a group (12 persons)                      141,574                    2%
                                                                        =======

____________________________________________________________
*  Less than one percent

(1) Mr. Doherty, Chairman of the Board of the Company since September 1989, is also Senior Vice President of Kaneb. In addition to the Senior Preference Units set forth above, Mr. Doherty owns 75,000 Common Units representing an aggregate limited partnership interest of less than one percent.
(2) Mr. Hutchens has served as President of the Company since January 1994. Having been with the Company since January 1960, Mr. Hutchens was Manager of Product Movement from July 1976 to January 1981 and Vice President - Transportation until assuming his present position.
(3) Mr. Easum has served the Company as Vice President of Business Development since August 1988, prior to which he was Director of Purchasing with Union Pacific Railroad Company since August 1980.
(4) Mr. Wadsworth also serves as an officer of Kaneb. Mr. Wadsworth joined Kaneb in October, 1990, prior to which he served as general manager of Dorchester Hugoton, Ltd. for more than five years.
(5) Mr. Harrison has served as Controller of the Company since November, 1992. Mr. Harrison was previously employed in various financial positions, including Assistant Secretary and Treasurer, by ARCO Pipe Line Company since April 1974.
(6) Mr. Barnes, a director of the Company, is also Chairman of the Board, President and Chief Executive Officer of Kaneb. In addition to the Senior Preference Units set forth above, Mr. Barnes owns 79,000 common and 60,500 preference units representing an aggregate limited partner interest of approximately 1%.

(7) Mr. Bentley, a director of the Company since July 1989, is also a director of Kaneb. Mr. Bentley has been President of Bentley Investment Corp., a private investment firm, since November 1985.
(8) Mr. Ahn, a director of the Company since July 1989, is also a director of Kaneb. Mr. Ahn has been a partner of Morgan Lewis Githens & Ahn, L.P., an investment banking firm, since 1982 and currently serves as a director of Broadcasting Partners, Inc., Haynes International, Inc., ITI Technologies, Inc., PAR Technology, Inc., Quaker Fabric Corporation, and Stuart Entertainment, Inc.
(9) Mr. Peak, a director of the Company since July 1989, is also a director of Kaneb. Mr. Peak has been General Partner of Dorchester Hugoton, Ltd., an oil and gas exploration and production partnership, for more than the past five years.
(10) Mr. Whatley, a director of the Company since July 1989, is also a director of Kaneb. In addition to serving as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989, Mr. Whatley was elected and served in the additional offices of President and Chief Executive Officer of Kaneb from June until October 1986. He also serves as a director of United Financial Group, Inc..
(11) Mr. Ralph Rehm, who is also a director of Kaneb, is President of Northlake Consulting Company, which provides financial consulting services. Mr. Rehm provided consulting services on behalf of one of Kaneb's subsidiaries in 1993 and 1994. Mr. Rehm previously was engaged in financial consulting services for Northlake Consultants from June 1989 to May 1990, prior to which he served as Senior Vice President of Finance and Administration of Kaneb from December 1986.
(12) Mr. Biles joined the Company in November 1953 and served as President from January 1985 until his retirement at the close of 1993. He presently serves as a Director of the Company.
(13) Units of the Partnership listed are those which are owned by the person indicated, his spouse or children living at home. None of the directors of the Company owns more than two percent of the outstanding Senior Preference Units of the Partnership. Each director had sole power with respect to the Units attributed to him.

AUDIT COMMITTEE

      Messrs. Sangwoo Ahn and James R. Whatley currently serve as the members of the Audit Committee of the Company. Such Committee will, on an annual basis, or more frequently as such Committee may determine to be appropriate, review policies and practices of the Company and the Partnership and deal with various matters as to which conflicts of interest may arise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 1994, none of the Company's officers or employees participated in the deliberations of the Company's Board of Directors concerning executive officer compensation.

ITEM 11. EXECUTIVE COMPENSATION

      The Partnership has no executive officers, but is obligated to reimburse the Company for compensation paid to the Company's executive officers in connection with their operation of the Partnership's business.

      The following table sets forth information with respect to the aggregate compensation paid or accrued by the Company during the fiscal years 1994, 1993 and 1992, to the President and each of the most highly compensated executive officers and other key policy making personnel of the Company whose aggregate cash compensation exceeded $100,000.

                                   SUMMARY COMPENSATION TABLE
                                   --------------------------

                                       ANNUAL COMPENSATION
                                       -------------------

Name and
Principal                                              Other Annual          All Other
Position             Year     Salary      Bonus       Compensation(1)     Compensation (2)
---------            ----     ------      -----       ---------------     ----------------

Leon Hutchens        1994    $158,403       --              --                 $6,465
  President          1993     132,375       --                                  5,561
                     1992     125,475       --                                  5,340

Douglas M. Easum     1994    $125,054       --                                 $5,795
  Vice President-    1993     121,967       --           $6,000(3)              6,232
  Bus. Development   1992     119,048       --                                  6,015

_________________________

(1) Does not include the values of the personal use of Company paid club memberships, nor the personal use of assets, facilities and services of Company employees. The aggregate amount of additional benefits or compensation to any of the individuals listed in the Summary Compensation Table above did not exceed 10% of the reported compensation.

(2) Represents the Company's annual contributions in 1994 to Kaneb's defined contribution thrift plan in which all of the individuals listed in the Summary Compensation Table above were 100% vested with respect to the amounts indicated.

(3) Represents a lump sum payment in lieu of cost-of-living salary increases in 1992 and 1993.


      Retirement Plan

      Effective April 1, 1991, Kaneb established a defined contribution thrift plan applicable to the Company that permits all full-time employees who have completed one year of service to contribute 2% to 12% of base compensation, on a pre-tax basis, into participant accounts. In addition to mandatory contribution equal to 2% of base compensation per year for each plan participant, the Company makes matching contributions from 25% to 50% of up to the first 6% of base pay contributed by a plan participant. Employee contributions, together with earnings thereon, are not subject to forfeiture. That portion of a participant's account balance attributable to Company contributions, together with earnings thereon, is vested over a five year period at 20% per year. Participants are credited with their prior years of service for vesting purposes, however, no amounts are accrued for the accounts of participants, including the Company's executive officers, for years of service previous to the plan commencement date. Participants may direct the investment of their contributions into any of four funds, including Kaneb common stock. Plan assets are held and distributed pursuant to a trust arrangement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Cash Compensation Table above.

      Director's Fees. During 1994, each member of the Company's Board of Directors who was not also an employee of the Company or Kaneb was paid an annual retainer of $4,000 in lieu of all attendance fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      At March 17, 1995, no person was known to the Partnership to be the beneficial owner of more than 5% of the Units. See Item 10 with respect to ownership of Senior Preference Units by officers and directors of the Company.

      At March 17, 1995, the Company owned a combined 2% General Partner interest in the Partnership and the Operating Partnership, and owned preference units and common units representing a limited partner interest of approximately 52%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company is entitled to certain reimbursements under the Partnership Agreement. For additional information regarding the nature and amount of such reimbursements, see Notes 4 and 5 to the Partnership's financial statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Set forth below is a list of financial statements appearing in this report.

Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
  Report of Independent Accountants ..........................................        F - 1
  Consolidated Statements of Income - Three Years Ended December 31, 1994             F - 2
  Consolidated Balance Sheets - December 31, 1994 and 1993 ...................        F - 3
  Consolidated Statements of Cash Flows - Three Years Ended December 31, 1994         F - 4

  Consolidated Statements of Partners' Capital
    Three years ended December 31, 1994 ......................................        F - 5
  Notes to Consolidated Financial Statements .................................        F - 6

(A) (2)  FINANCIAL STATEMENT SCHEDULES

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A) (3)  LIST OF EXHIBITS

3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, filed as Appendix A to the Registrant's Prospectus, dated September 25, 1989, in connection with the Registrant's Registration Statement on Form S-1, S.E.C. File No. 33-30330 and incorporated herein by reference.

10.1 ST Agreement and Plan of Merger date December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 1993, and said exhibit is hereby incorporated by reference.

10.2 Note Purchase Agreement dated December 22, 1994. Said document is on file as Exhibit 10.2 of the exhibits to Registrant's report on Form 8-K filed on March 13, 1995, and said exhibit is hereby incorporated by reference.

10.3 Restated Credit Agreement dated December 22, 1994 between Kaneb Pipe Line Operating Partnership, L.P., Texas Commerce Bank National Association, and certain Lendors, filed herewith.

10.4 Agreement for Sale and Purchase of Assets dated February 19, 1995 by and among Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P.. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

21     List of Subsidiaries, filed herewith.

24.1   Powers of Attorney, filed herewith.

27     Financial Data Schedule, filed herewith.

(B)    REPORTS ON FORM 8-K - NONE.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Pipe Line Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KANEB PIPE LINE PARTNERS, L.P.

                                            By: Kaneb Pipe Line Company
                                                -----------------------
                                                General Partner

                                            By:  LEON E. HUTCHENS
                                                ------------------------
                                                (Leon E. Hutchens)
                                           President and Chief Executive Officer
                                                 Date: March 29, 1995

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company and on the date indicated.

     SIGNATURE                               TITLE                   DATE
     ---------                               -----                   ----
Principal Executive Officer

       LEON E. HUTCHENS
      ------------------------
      (Leon E. Hutchens)                    President             March 29, 1995


Principal Accounting Officer

       JIMMY L. HARRISON
      ------------------------
      (Jimmy L. Harrison)                   Controller            March 29, 1995


Directors

       SANGWOO AHN
      ------------------------
      (Sangwoo Ahn)                         Director              March 29, 1995

       JOHN R. BARNES
      ------------------------
      (John R. Barnes)                      Director              March 29, 1995

       C.E. BENTLEY
      ------------------------
      (C.E. Bentley)                        Director              March 29, 1995

       M.R. BILES
      ------------------------
      (M.R. Biles)                          Director              March 29, 1995

       EDWARD D. DOHERTY
      ------------------------
      (Edward D. Doherty)                   Director              March 29, 1995

       PRESTON A. PEAK
      ------------------------
      (Preston A. Peak)                     Director              March 29, 1995

             SIGNATURE                       TITLE                   DATE
             ---------                       -----                   ----

       RALPH A. REHM
      ------------------------
      (Ralph A. Rehm)                       Director              March 29, 1995

       JAMES R. WHATLEY
      ------------------------
      (James R. Whatley)                    Director              March 29, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Kaneb Pipe Line Partners, L.P.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 29 present fairly, in all material respects, the financial position of Kaneb Pipe Line Partners, L.P. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Dallas, Texas
March 16, 1995

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                             Year Ended December 31,
                                 ---------------------------------------------
                                     1994            1993            1992
                                 -------------   -------------   -------------
Revenues                         $  78,745,000   $  69,235,000    $ 42,179,000

Costs and expenses:
  Operating costs                   33,586,000      29,012,000      14,507,000
  Depreciation and amortization      7,257,000       6,135,000       4,124,000
  General and administrative         4,924,000       4,673,000       2,752,000
                                 -------------   -------------    ------------
    Total costs and expenses        45,767,000      39,820,000      21,383,000
                                 -------------   -------------    ------------
Operating income                    32,978,000      29,415,000      20,796,000

Interest and other income            1,299,000       1,331,000       1,721,000

Interest expense                    (3,706,000)     (3,376,000)     (2,338,000)
                                 -------------   -------------    ------------
Income before minority
 interest and income taxes          30,571,000      27,370,000      20,179,000

Minority interest in net income       (295,000)       (266,000)       (200,000)

Income tax provision                  (818,000)       (450,000)          -
                                 -------------   -------------    ------------
Net income                          29,458,000      26,654,000      19,979,000

General partner's interest
 in net income                        (295,000)       (266,000)       (200,000)
                                 -------------   -------------    ------------

Limited partners' interest
 in net income                   $  29,163,000   $  26,388,000    $ 19,779,000
                                 =============   =============    ============
Allocation of net income per
 Senior Preference Unit          $        2.20   $        2.20    $       2.20
                                 =============   =============    ============




         See accompanying notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993
--------------------------------------------------------------------------------

                                                         1994         1993
                                                      -----------  -----------
              ASSETS
Current assets:
  Cash and cash equivalents                          $  4,145,000  $ 15,061,000
  Accounts receivable                                   5,605,000     4,504,000
  Current portion of receivable from general partner    2,241,000     1,954,000
  Prepaid expenses                                      1,924,000     1,667,000
                                                     ------------  ------------
    Total current assets                               13,915,000    23,186,000
                                                     ------------  ------------

Receivable from general partner, less current portion   3,544,000     5,785,000
                                                     ------------  ------------

Property and equipment                                214,556,000   195,048,000
Less accumulated depreciation                          68,910,000    61,612,000
                                                     ------------  ------------
    Net property and equipment                        145,646,000   133,436,000
                                                     ------------  ------------
                                                     $163,105,000  $162,407,000
                                                     ============  ============

  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of long-term debt                  $  1,548,000  $  3,850,000
  Accounts payable                                      4,007,000     3,093,000
  Accrued expenses                                      2,052,000     1,725,000
  Accrued distributions payable                         7,240,000     7,240,000
  Deferred terminaling fees                             1,641,000     1,600,000
  Payable to general partner                              786,000       493,000
                                                     ------------  ------------
    Total current liabilities                          17,274,000    18,001,000
                                                     ------------  ------------

Long-term debt, less current portion                   43,265,000    41,814,000

Other liabilities and deferred taxes                    1,820,000       991,000

Minority interest                                         992,000     1,003,000

Partners' capital:
  Senior preference unitholders                        47,288,000    47,288,000
  Preference unitholders                               45,247,000    45,247,000
  Common unitholders                                    6,227,000     7,060,000
  General partner                                         992,000     1,003,000
                                                     ------------  ------------
    Total partners' capital                            99,754,000   100,598,000
                                                     ------------  ------------
                                                     $163,105,000  $162,407,000
                                                     ============  ============



         See accompanying notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                          -------------------------------------------
                                                              1994           1993           1992
                                                          -------------  -------------  -------------
Operating activities:
 Net income                                               $  29,458,000   $ 26,654,000   $ 19,979,000
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                               7,257,000      6,135,000      4,124,000
  Minority interest in net income                               295,000        266,000        200,000
  Deferred income taxes                                         626,000        414,000          -
  Changes in working capital components:
   Accounts receivable                                       (1,101,000)     2,873,000      2,282,000
   Prepaid expenses                                            (257,000)      (954,000)      (125,000)
   Accounts payable and accrued expenses                      1,282,000      1,874,000       (302,000)
   Payable to general partner                                   293,000        (78,000)       430,000
                                                          -------------   ------------   ------------
    Net cash provided by operating activities                37,853,000     37,184,000     26,588,000
                                                          -------------   ------------   ------------
Investing activities:
  Terminal acquisitions                                     (12,320,000)         -              -
  Capital expenditures                                       (7,147,000)    (8,132,000)    (3,183,000)
  Acquisition of Support Terminal Services, Inc.                  -        (62,677,000)    (2,500,000)
  Other                                                         203,000        242,000        365,000
                                                          -------------   ------------   ------------
    Net cash used by investing activities                   (19,264,000)   (70,567,000)    (5,318,000)
                                                          -------------   ------------   ------------
Financing activities:
  Changes in receivable from general partner                  1,954,000      1,704,000      1,486,000
  Proceeds from issuance of partnership units                     -         53,159,000          -
  Issuance of long-term debt                                 41,350,000     86,300,000      5,100,000
  Payments of long-term debt                                (42,201,000)   (62,677,000)    (1,027,000)
  Distributions:
   Senior preference unitholders                            (15,950,000)   (13,475,000)   (11,000,000)
   Preference unitholders                                   (12,308,000)   (19,286,000)   (14,978,000)
   Common unitholders                                        (1,738,000)         -              -
   General partner and minority interest                       (612,000)      (669,000)      (530,000)
                                                          -------------   ------------   ------------

    Net cash provided (used) by financing                   (29,505,000)    45,056,000    (20,949,000)
    activities                                            -------------   ------------   ------------
Increase (decrease) in cash                                 (10,916,000)    11,673,000        321,000

Cash at beginning of period                                  15,061,000      3,388,000      3,067,000
                                                          -------------   ------------   ------------
Cash at end of period                                     $   4,145,000   $ 15,061,000   $  3,388,000
                                                          =============   ============   ============
Supplemental information - Cash paid for interest         $   3,470,000   $  3,375,000   $  2,338,000
                                                          =============   ============   ============


         See accompanying notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------

                                            Senior
                                          Preference       Preference        Command           General
                                         Unitholders       Unitholders      Unitholders        Partner           Total
                                        --------------   --------------    -------------     ------------     -------------
Partners' capital of January 1, 1992    $   23,934,000   $   27,047,000    $  10,319,000     $    618,000     $  61,918,000

1992 income allocation                      11,000,000       14,978,000       (6,199,000)         200,000        19,979,000

Distributions declared                     (11,000,000)     (14,978,000)           -             (262,000)      (26,240,000)
                                        --------------   --------------    -------------     ------------     -------------
Partners' capital at
 December 31, 1992                          23,934,000       27,047,000        4,120,000          556,000        55,657,000

1993 income allocation                      14,342,000       19,286,000       (7,240,000)         266,000        26,654,000

Allocation of proceeds from
 issuance of partnership units              23,354,000       18,200,000       10,180,000          524,000        52,258,000

Distributions declared                     (14,342,000)     (19,286,000)           -             (343,000)      (33,971,000)
                                        --------------   --------------    -------------     ------------     -------------
Partners' capital at
 December 31, 1993                          47,288,000       45,247,000        7,060,000        1,003,000       100,598,000

1994 income allocation                      15,950,000       12,308,000          905,000          295,000        29,458,000

Distributions declared                     (15,950,000)     (12,308,000)      (1,738,000)        (306,000)      (30,302,000)
                                        --------------   --------------    -------------     ------------     -------------
Partners' capital at
 December 31, 1994                      $   47,288,000   $   45,247,000    $   6,227,000     $    992,000     $  99,754,000
                                        ==============   ==============    =============     ============     =============
Limited Partnership Units
 outstanding at December 31, 1992            5,000,000        5,650,000        3,160,000               (a)       13,810,000

Limited Partnership Units
 issued in 1993                              2,250,000             -               -                -             2,250,000
                                        --------------   --------------    -------------     ------------     -------------
Limited Partnerships Units
 outstanding at December 31, 1994
 and 1993                                    7,250,000 (b)    5,650,000        3,160,000               (a)       16,060,000
                                        ==============   ==============    =============     ============     =============

(a) Kaneb Pipe Line Company owns a 1% interest in Kaneb Pipe Line Partners, L.P. as General Partner.

(b) The partnership agreement allows for an additional issuance of up to 7.5 million senior preference units.



         See accompanying notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   PARTNERSHIP ORGANIZATION

  Kaneb Pipe Line Partners, L.P. ("Partnership"), a master limited partnership, owns and operates a refined petroleum products pipeline business. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. Kaneb Pipe Line Company ("Company"), a wholly-owned subsidiary of Kaneb Services, Inc. ("Kaneb"), as general partner holds a 1% general partner interest in both the Partnership and KPOP. The Company's 1% interest in KPOP is reflected as the minority interest in the financial statements.

  Effective March 1, 1993, the Partnership acquired Support Terminal Services, Inc. ("ST"), a petroleum products and specialty liquids storage and terminaling company headquartered in Dallas, Texas, for approximately $65 million. The acquisition was accounted for as a purchase, and, accordingly, the Partnership's consolidated statement of income includes the results of operations of ST since March 1, 1993. In connection with the acquisition, the Partnership borrowed $65 million from a group of banks, which was partially repaid with $50.8 million of the proceeds from a Senior Preference Unit ("SPU") offering.

  In April 1993, the Partnership completed a public offering of 2.25 million SPU at $25.25 per unit. The net proceeds from the offering of $52.8 million was allocated among the equity accounts of the unitholders, general partner and minority interest based on the ownership percentages of the partnership subsequent to the offering. The Partnership believes that this allocation approximates the distribution of the net assets upon liquidation, assuming the Partnership was liquidated at net book value. However, the actual distribution of the net assets upon liquidation could be significantly different as a result of the fair market value of the net assets being substantially different than the net book value of the Partnership's assets in the accompanying financial statements.

  The SPUs represent an approximate 44% ownership interest in the Partnership. The Company owns an approximate 52% interest as limited partner in the form of Preference Units and Common Units, and as the general partner owns a combined 2% interest. An approximate 2% ownership interest in the form of 60,500 Preference Units and 154,000 Common Units is held by officers of Kaneb.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following significant accounting policies are followed by the Partnership in the preparation of the consolidated financial statements.

  CASH AND CASH EQUIVALENTS

  The Partnership's policy is to invest cash in highly liquid investments with maturities of three months or less, upon purchase. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  PROPERTY AND EQUIPMENT

  Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets. The rates used for pipeline and storage facilities of KPOP are the same as those which have been promulgated by the Federal Energy Regulatory Commission.

  REVENUE AND INCOME RECOGNITION

  KPOP provides pipeline transportation of refined petroleum products and liquified petroleum gases. Revenue is recognized upon receipt of the products into the pipeline system.

  ST provides terminaling and other ancillary services. Fees are billed one month in advance and are reported as deferred income. Revenue is recognized in the month services are provided.

  ENVIRONMENTAL MATTERS

  The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership.

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action.

  The Company has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations. In addition, ST's former owner has agreed to indemnify the Partnership against liabilities for damages to the environment from operations conducted by the former owner prior to March 2, 1993. The indemnity, which expires March 1, 1998, is limited in amount to 60% of any claim exceeding $100,000 until an aggregate amount of $10 million has been paid by ST's former owner. The Partnership has recorded a reserve for environmental claims in the amount of $1.0 million at December 31, 1994 in other liabilities on the accompanying balance sheet.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  INCOME TAX CONSIDERATIONS

  Income before income tax expense is made up of the following components:

                                         Year Ended December 31,
                              -----------------------------------------------
                                  1994             1993             1992
                              -------------    -------------    -------------

  Partnership operations      $  28,237,000    $  26,088,000    $  19,979,000
  Corporation operations          2,039,000        1,016,000            -
                              -------------    -------------    -------------
                              $  30,276,000    $  27,104,000    $  19,979,000
                              =============    =============    =============

  The Partnership is not subject to federal and state income taxes. However, certain operations of ST are conducted through wholly-owned subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 1994 and 1993 consists of deferred U.S. federal income taxes of $.6 million and $.4 million, respectively, and current federal income taxes of $.2 million in 1994.

  Since the income or loss of the operations which are conducted through limited partnerships will be included in the tax return of the individual partners of the Partnership, no provision for income taxes has been recorded in the accompanying financial statements on these earnings. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examination results in adjustments to distributive shares of taxable income or loss, the tax liability of the partners would be adjusted accordingly.

  The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. Management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

  ALLOCATION OF NET INCOME AND EARNINGS PER SENIOR PREFERENCE UNIT

  Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to the class of units that did not receive full distributions. If full distributions are declared to all classes of units, income will be allocated pro rata based on the aggregate amount of distributions declared.

  Earnings per SPU are calculated by dividing the amount of net income allocated to the SPUs by the weighted average number of SPUs outstanding.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  CASH DISTRIBUTIONS

  The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of Available Cash for each quarter of not less than $.55 per Senior Preference Unit (the "Minimum Quarterly Distribution"), or $2.20 per Senior Preference Unit on an annualized basis, for the foreseeable future, although no assurance is given regarding such distributions. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to holders of record on the applicable record date. A distribution of $2.20 per unit was paid to Senior Preference Unitholders in 1994, 1993 and 1992. During 1994, 1993 and 1992, the Partnership paid distributions of $2.20, $3.41 (includes $1.21 of arrearage payments) and $2.65 (includes $.45 of arrearage payments), respectively, to the Preference Unit holders. During 1994, the Partnership paid distributions of $.55 per unit to the Common Unitholders. As of December 31, 1994, no arrearages existed on any class of partnership interest.

  Distributions by the Partnership of its Available Cash are made 99% to Unitholders and 1% to the Company, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to the Unitholders are achieved. The distribution of Available Cash for each quarter within the Preference Period, as defined, is subject to the preferential rights of the holders of the Senior Preference Units to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Preference Units of Common Units for such quarter. In addition, for each quarter within the Preference Period, the distribution of any amounts to holders of Common Units is subject to the preferential rights of the holders of the Preference Units to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters. The Common Units are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period will continue indefinitely until the Minimum Distribution has been paid to the holders of the Senior Preference Units, the Preference Units and the Common Units for twelve consecutive quarters. Prior to the end of the Preference Period, 2,650,000 of the Preference Units shall be converted into Senior Preference Units on a one-for-one basis if the Third Target Distribution, as defined, is paid to all Unitholders for four full consecutive quarters. The Third Target distribution is reached when distributions of Available Cash equals $2.80 per Limited Partner ("LP") Unit on an annualized basis. After the Preference Period ends all differences and distinctions between the three classes of units for the purposes of cash distributions will cease.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT

  The cost of property and equipment is summarized as follows:

                                         Estimated
                                           Useful
                                            Life          December 31,     December 31,
                                          (Years)             1994             1993
                                         ----------      -------------     ------------
     Land                                        -       $   4,442,000     $  3,883,000
     Buildings                                  35           3,659,000        3,282,000
     Furniture and fixtures                     16           1,493,000        1,382,000
     Transportation equipment                    6           1,193,000        1,928,000
     Machinery and equipment               20 - 40          21,967,000       20,372,000
     Pipeline and terminaling equipment    20 - 40         156,990,000      140,532,000
     Pipeline equipment under
      capitalized lease                    20 - 40          21,901,000       21,632,000
     Construction work-in-progress               -           2,911,000        2,037,000
                                                         -------------     ------------
      Total                                              $ 214,556,000     $195,048,000
                                                         =============     ============

4.   LONG-TERM DEBT AND LEASES

                                                         December 31,      December 31,
                                                             1994              1993
                                                         -------------     ------------
     Term loan                                           $  33,000,000     $ 32,500,000
     Obligation under capital lease                         11,813,000       13,164,000
                                                         -------------     ------------
       Total long-term debt                                 44,813,000       45,664,000
       Less current portion                                  1,548,000        3,850,000
                                                         -------------     ------------
       Long-term debt, less current portion              $  43,265,000     $ 41,814,000
                                                         =============     ============

     In 1994, a wholly-owned subsidiary of the Partnership issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, a wholly-owned subsidiary entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through November 30, 1997. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1994. The Notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of the Partnership and contain certain financial and operational covenants.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of net minimum lease payments for capital leases as of December 31, 1994:


                                                           Capital           Operating
       Year ending December 31:                            Lease (a)          Leases
                                                       ---------------    ---------------
           1995                                        $     3,080,000    $       738,000
           1996                                              3,080,000            589,000
           1997                                              3,080,000            360,000
           1998                                              7,198,000            332,000
           1999                                                  -                319,000
           Thereafter                                            -              2,171,000
                                                       ---------------    ---------------
           Total minimum lease payments                     16,438,000    $     4,509,000
                                                                          ===============
           Less amount representing interest                 4,625,000
                                                       ---------------
           Present value of net minimum lease payments      11,813,000
             Less current portion                            1,548,000
                                                       ---------------
             Total obligation under capital lease,
              less current portion                     $    10,265,000
                                                       ===============

     (a) The capital lease is secured by certain pipeline equipment and the Partnership has accrued its option to purchase this equipment at the termination of the lease.

     Total rent expense under operating leases amounted to $.9 million, $.9 million and $.2 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     KPOP and the Company entered into a payment priority agreement related to the capital lease obligation for pipeline equipment under which the Company is primarily liable for rental payments of approximately $2.9 million per year through April 1997 and KPOP is primarily liable for the remaining rental payments. KPOP has recorded a receivable of $5.8 million at December 31, 1994 from the Company for the present value of these future lease payments. This receivable bears interest at an annual rate of 13.8%, which reflects the imputed interest rate on the capital lease. KPOP recorded interest income of $.9 million, $1.2 million and $1.4 million from the Company on this receivable balance for the periods ended December 31, 1994, 1993 and 1992, respectively. The amount of the capital lease obligation that exceeds the receivable from the Company ($6.0 million at December 31, 1994) represents the present value of the lease obligation and purchase option due subsequent to April 1997.

     The Partnership believes that the carrying value of the notes represents their estimated fair value as the notes were issued in December 1994 and that it is not practicable to estimate the fair value of the capital lease obligation and the associated receivable from the general partner.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   RELATED PARTY TRANSACTIONS

     The Partnership has no employees and is managed and controlled by the Company. The Company and Kaneb are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $9.0 million, $8.7 million and $7.2 million for the years ended December 31, 1994, 1993 and 1992, respectively, include compensation and benefits paid to officers and employees of the Company and Kaneb, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $7.0 million, $7.0 million and $6.3 million of compensation and benefits, including pension costs, paid to officers and employees of the Company for the periods ended December 31, 1994, 1993 and 1992, respectively, which represent the actual amounts paid by the Company or Kaneb. In addition, the Partnership paid $.2 million during each of these respective periods for an allocable portion of the Company's overhead expenses. At December 31, 1994 and 1993, the Partnership owed the Company $.8 million and $.5 million, respectively, for these expenses which are due under normal invoice terms.

6.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for 1994 and 1993 are summarized as follows:

                                                 Quarter Ended
                          -------------------------------------------------------------------
                             March 31,          June 30,        September 30,     December 31,
                          --------------     --------------     -------------     --------------
     1994:
     Revenues             $   18,434,000     $   18,773,000     $   20,718,000    $   20,820,000
                          ==============     ==============     ==============    ==============
     Operating
      income              $    7,218,000     $    8,107,000     $    9,099,000    $    8,554,000
                          ==============     ==============     ==============    ==============
     Net income           $    6,379,000     $    7,289,000     $    8,067,000    $    7,723,000
                          ==============     ==============     ==============    ==============
     Allocation of net
      income per
     Senior Preference
      Unit                $          .55     $          .55     $          .55    $          .55
                          ==============     ==============     ==============    ==============
     1993:
     Revenues             $   12,094,000     $   18,125,000     $   18,515,000    $   20,501,000
                          ==============     ==============     ==============    ==============
     Operating
      income              $    4,817,000     $    7,484,000     $    7,438,000    $    9,676,000
                          ==============     ==============     ==============    ==============
     Net income           $    4,021,000     $    6,671,000     $    6,914,000    $    9,048,000
                          ==============     ==============     ==============    ==============
     Allocation of net
      income per
     Senior Preference
      Unit                $          .55     $          .55     $          .55    $          .55
                          ==============     ==============     ==============    ==============

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   SUBSEQUENT EVENT

     Effective February 24, 1995, the Partnership, through KPOP, acquired the refined petroleum product pipeline assets of Wyco Pipe Line Company ("Wyco") for $27.1 million. The acquisition was financed by the issuance of first mortgage notes to three insurance companies. The notes are due February 24, 2002 and bear interest at the rate of 8.37% per annum. The acquisition will be accounted for as a purchase and, accordingly, the results of operations of Wyco will be included in the Partnership's consolidated statement of income subsequent to the date of acquisition.

     The following summarized unaudited pro forma consolidated results of operations for years ended December 31, 1994 and 1993, assume the acquisition occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which might have resulted had the combination been in effect at the dates indicated, or which may occur in the future.

                                                       1994            1993
                                                   -------------   -------------
     Revenues                                      $  92,439,000   $  80,831,000
                                                   =============   =============

     Net income                                    $  32,245,000   $  28,932,000
                                                   =============   =============

     Allocation of net income per
      Senior Preference Unit                       $        2.20   $        2.20
                                                   =============   =============

                               INDEX TO EXHIBITS
                               -----------------


3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, filed as Appendix A to the Registrant's Prospectus, dated September 25, 1989, in connection with the Registrant's Registration Statement on Form S-1, S.E.C. File No. 33-30330 and incorporated herein by reference.

10.1 ST Agreement and Plan of Merger date December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 1993, and said exhibit is hereby incorporated by reference.

10.2 Note Purchase Agreement dated December 22, 1994. Said document is on file as Exhibit 10.2 of the exhibits to Registrant's report on Form 8-K filed on March 13, 1995, and said exhibit is hereby incorporated by reference.

10.3 Restated Credit Agreement dated December 22, 1994 between Kaneb Pipe Line Operating Partnership, L.P., Texas Commerce Bank National Association, and certain Lendors, filed herewith.

10.4 Agreement for Sale and Purchase of Assets dated February 19, 1995 by and among Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P.. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

21     List of Subsidiaries, filed herewith.

24.1   Powers of Attorney, filed herewith.

27     Financial Data Schedule, filed herewith.