Form 10-Q
period 1995-03-31
KANEB PIPE LINE PARTNERS L P
filed 1995-05-15
CIK 853890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____


For the Quarterly Period                                           Commission File
Ended March 31, 1995                                               Number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)


           DELAWARE                                                             75-2287571
(State or other jurisdiction of                                     (I.R.S. Employer Identification No.)
Incorporation or Organization)

                         2435 North Central Expressway
                            Richardson, Texas  75080
          (Address of principle executive offices, including zip code)

                                 (214) 699-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                                                   No
               ----                                                    ----
================================================================================

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

FORM 10-Q
THREE MONTHS ENDED MARCH 31, 1995
- --------------------------------------------------------------------------------

                                                                          Page No.
                                                                          --------
                          Part I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Income
                 - Three Months Ended March 31, 1995 and 1994                1

             Condensed Consolidated Balance Sheets
                 - March 31, 1995 and December 31, 1994                      2

             Condensed Consolidated Statements of Cash Flows
                 - Three Months Ended March 31, 1995 and 1994                3

             Notes to Consolidated Financial Statements                      4

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               5

Signature                                                                    7

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(In Thousands - Except Per Unit Amounts)
(Unaudited)
- --------------------------------------------------------------------------------

                                                                                     1995           1994
                                                                                  -----------    -----------
Revenues                                                                          $    20,382    $    18,434
                                                                                  -----------    -----------
Costs and expenses:
   Operating costs                                                                      8,558          8,180
   Depreciation and amortization                                                        2,011          1,736
   General and administrative                                                           1,187          1,300
                                                                                  -----------    -----------
     Total costs and expenses                                                          11,756         11,216
                                                                                  -----------    -----------
Operating income                                                                        8,626          7,218

Other income, net (principally interest)                                                  231            345

Interest expense                                                                       (1,375)          (871)
                                                                                  -----------    -----------
Income before minority interest
 and income tax expense                                                                 7,482          6,692

Minority interest in net income                                                           (73)           (64)

Income tax expense                                                                       (110)          (249)
                                                                                  -----------    -----------
Net income                                                                              7,299          6,379

General partner's interest in net income                                                  (73)           (64)
                                                                                  -----------    -----------
Limited partners' interest in net income                                          $     7,226    $     6,315
                                                                                  ===========    ===========
Allocation of net income per Senior Preference Unit                               $       .55    $       .55
                                                                                  ===========    ===========
Weighted average number of Senior Preference Units
 outstanding                                                                            7,250          7,250
                                                                                  ===========    ===========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                           March 31,         December 31,
                                                                             1995                1994
                                                                          ------------        -----------
          ASSETS

Current assets:
   Cash                                                                   $      4,443        $     4,145
   Accounts receivable                                                           6,404              5,605
   Current portion of receivable from general partner                            2,319              2,241
   Prepaid expenses                                                              2,105              1,924
                                                                          ------------        -----------
     Total current assets                                                       15,271             13,915
                                                                          ------------        -----------
Receivable from general partner, less current portion                            2,934              3,544
                                                                          ------------        -----------
Property and equipment                                                         243,833            214,556
Less accumulated depreciation and amortization                                  70,918             68,910
                                                                          ------------        -----------
     Net property and equipment                                                172,915            145,646
                                                                          ------------        -----------
                                                                          $    191,120        $   163,105
                                                                          ============        ===========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                                      $      1,602        $     1,548
   Accounts payable, accrued expenses and
    distributions payable                                                       15,544             13,299
   Deferred terminaling fees                                                     1,668              1,641
   Payable to general partner                                                      665                786
                                                                          ------------        -----------
     Total current liabilities                                                  19,479             17,274
                                                                          ------------        -----------
Long-term debt, less current portion                                            69,844             43,265
                                                                          ------------        -----------
Other liabilities and deferred taxes                                             1,887              1,820
                                                                          ------------        -----------
Minority interest                                                                  983                992
                                                                          ------------        -----------
Partners' capital                                                               98,927             99,754
                                                                          ------------        -----------
                                                                          $    191,120        $   163,105
                                                                          ============        ===========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                     1995           1994
                                                                                  -----------    -----------
Operating activities:
   Net income                                                                     $     7,299    $     6,379
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                                      2,011          1,736
     Minority interest in net income                                                       73             64
     Deferred income taxes                                                                107            244
     Changes in working capital components                                              1,171            411
                                                                                  -----------    -----------
     Net cash provided by operating activities                                         10,661          8,834
                                                                                  -----------    -----------
Investing activities:
   Acquisition of West Pipeline                                                       (27,100)        -
   Capital expenditures                                                                (2,177)        (3,852)
   Other                                                                                  (43)           (56)
                                                                                  -----------    -----------
     Net cash used by investing activities                                            (29,320)        (3,908)
                                                                                  -----------    -----------
Financing activities:
   Changes in receivable from general partner                                             532            464
   Issuance of long-term debt                                                          28,500         -
   Payments of long-term debt                                                          (1,867)        (2,821)
   Distributions to partners                                                           (8,208)        (7,116)
                                                                                  -----------    -----------
     Net cash provided (used) by financing activities                                  18,957         (9,473)
                                                                                  -----------    -----------
Increase (decrease) in cash                                                               298         (4,547)
Cash at beginning of period                                                             4,145         15,061
                                                                                  -----------    -----------
Cash at end of period                                                             $     4,443    $    10,514
                                                                                  ===========    ===========
Supplemental information - cash paid for interest                                 $       497    $       871
                                                                                  ===========    ===========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------
1.    SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") for the periods ended March 31, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the financial statements included in the Partnership's Annual Report on Form 10K for the period ended December 31, 1994. In the opinion of the Partnership's management, the accompanying financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Partnership at March 31, 1995 and the results of its operations and cash flows for the period ended March 31, 1995. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.    ACQUISITIONS

      Effective February 24, 1995, the Partnership, through KPOP, acquired the refined petroleum product pipeline assets of Wyco Pipe Line Company (the "West Pipeline") for $27.1 million. The acquisition was financed by the issuance of first mortgage notes to three insurance companies, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the West Pipeline are included in the Partnership's consolidated statement of income subsequent to the date of acquisition.

      The following summarized unaudited pro forma consolidated results of operations for the three months ended March 31, 1995 and 1994, assume the acquisition occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which might have resulted had the combination been in effect at the dates indicated, or which may occur in the future.

                                                                              1995               1994
                                                                        ---------------     --------------
         Revenues                                                       $     22,097,000    $     23,392,000
                                                                        ================    ================
         Net income                                                     $      7,302,000    $      8,509,000
                                                                        ================    ================
         Allocation of net income per
          Senior Preference Unit and Preference Unit                    $            .55    $            .55
                                                                        ================    ================

3.    CASH DISTRIBUTIONS TO SENIOR PREFERENCE UNITHOLDERS

      The cash distribution of $.55 per unit for the fourth quarter of 1994 was made on February 13, 1995. The distribution of $.55 for the first quarter of 1995 was declared to holders of record as of April 28, 1995 and is payable on May 15, 1995.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
      FINANCIAL CONDITION

      In February 1995, the Partnership acquired the refined petroleum products pipeline assets of Wyco Pipe Line Company (the "West Pipeline"), including an integrated pipeline system of approximately 550 miles of pipeline with four terminals in Wyoming, South Dakota and Colorado. This pipeline serves the growing Denver and northeastern Colorado markets.
      The acquisition was financed by the sale of $27 million of first mortgage notes to three insurance companies, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum.

      During the first three months of 1995, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

      Cash provided by operations was $10.7 million and $8.8 million for the periods ended March 31, 1995 and 1994, respectively. Capital expenditures were $2.2 million in the 1995 period compared to $3.9 million in 1994. The Partnership anticipates that capital expenditures will total approximately $8.0 million (excluding any further acquisitions) for the year 1995.

      The Partnership intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities.

      Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

      OPERATING RESULTS

      PIPELINE OPERATIONS

                                                                              Quarter Ended March 31,
                                                                        ------------------------------------
                                                                             1995                1994
                                                                        ----------------    ----------------
      Revenues                                                          $         11,634    $         10,920
      Operating costs                                                              4,378               4,532
      Depreciation and amortization                                                1,181               1,062
      General and administrative expenses                                            672                 813
                                                                        ----------------    ----------------
         Operating income                                               $          5,403    $          4,513
                                                                        ================    ================

      For the quarter ended March 31, 1995, revenues increased 6% and operating income increased 20% over the comparable prior year period, primarily as a result of the acquisition of the West Pipeline in February 1995.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
      TERMINALING OPERATIONS

                                                                            Quarter Ended March 31,
                                                                        ------------------------------------
                                                                             1995                 1994
                                                                        ----------------    ----------------
      Revenues                                                          $          8,748    $          7,514
      Operating costs                                                              4,180               3,648
      Depreciation and amortization                                                  830                 674
      General and administrative                                                     515                 487
                                                                        ----------------    ----------------
         Operating income                                               $          3,223    $          2,705
                                                                        ================    ================


      For the quarter ended March 31, 1995, revenues increased 16% over the same period of 1994 primarily as a result of the acquisition of the Westwego terminal in June 1994. The average annual revenues per barrel of tankage utilized increased 11% to 6.4 million barrels while the average annualized revenue per barrel stored increased to $5.40 in the first quarter of 1995 compared to $5.16 per barrel in the first quarter of 1994.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                              KANEB PIPE LINE PARTNERS, L.P.
                                                              (Registrant)
                                                         By   KANEB PIPE LINE COMPANY
                                                              ------------------------------
                                                              (Managing General Partner)



Date: May 15, 1995                                             /s/ Jimmy L. Harrison
                                                              ---------------------------------
                                                              Jimmy L. Harrison
                                                              Controller

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

27       Financial Data Schedule.
