Form 10-Q
period 1995-06-30
KANEB PIPE LINE PARTNERS L P
filed 1995-08-14
CIK 853890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____


For the Quarterly Period                                       Commission File
Ended June 30, 1995                                             Number 1-10311


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

           Yes  X                                                   No
               ---                                                     ---

================================================================================

KANEB PIPE LINE PARTNERS, L.P.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1995
-------------------------------------------------------------------------------



                                                                                     Page No.
                                                                                     --------
                          Part I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Income
                 - Three and Six Months Ended June 30, 1995 and 1994                    1

             Condensed Consolidated Balance Sheets
                 - June 30, 1995 and December 31, 1994                                  2

             Condensed Consolidated Statements of Cash Flows
                 - Six Months Ended June 30, 1995 and 1994                              3

             Notes to Consolidated Financial Statements                                 4

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          5


Signature                                                                               7

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Unit Amounts)
(Unaudited)
-------------------------------------------------------------------------------


                                                      Three Months Ended              Six Months Ended
                                                          June 30,                         June 30,
                                                   ---------------------------    --------------------------
                                                      1995             1994           1995           1994
                                                   -----------     -----------    -----------    -----------
Revenues                                           $    23,342     $    18,773    $    43,724    $    37,207
                                                   -----------     -----------    -----------    -----------
Costs and expenses:
   Operating costs                                       9,711           7,685         18,269         15,865
   Depreciation and amortization                         2,150           1,775          4,161          3,511
   General and administrative                            1,384           1,206          2,571          2,506
                                                   -----------     -----------    -----------    -----------

     Total costs and expenses                           13,245          10,666         25,001         21,882
                                                   -----------     -----------    -----------    -----------

Operating income                                        10,097           8,107         18,723         15,325

Other income, net (principally interest)                   216             311            447            656

Interest expense                                        (1,662)           (870)        (3,037)        (1,741)
                                                   -----------     -----------    -----------    -----------
Income before minority interest
 and income tax expense                                  8,651           7,548         16,133         14,240

Minority interest in net income                            (84)            (73)          (157)          (137)

Income tax expense                                        (109)           (186)          (219)          (435)
                                                   -----------     -----------    -----------    -----------

Net income                                               8,458           7,289         15,757         13,668

General partner's interest in net income                   (84)            (73)          (157)          (137)
                                                   -----------     -----------    -----------    -----------

Limited partners' interest in net income           $     8,374     $     7,216    $    15,600    $    13,531
                                                   ===========     ===========    ===========    ===========
Allocation of net income per Senior
 Preference Unit                                   $       .55     $       .55    $      1.10    $      1.10
                                                   ===========     ===========    ===========    ===========

Weighted average number of Senior
 Preference Units outstanding                            7,250           7,250          7,250          7,250
                                                   ===========     ===========    ===========    ===========





                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)
-------------------------------------------------------------------------------


                                                                            June 30,          December 31,
                                                                             1995                 1994
                                                                          ------------        -----------
          ASSETS

Current assets:
   Cash and cash equivalents                                              $      3,087        $     4,145
   Accounts receivable, trade                                                    8,181              5,605
   Current portion of receivable from general partner                            2,398              2,241
   Prepaid expenses                                                              2,157              1,924
                                                                          ------------        -----------
     Total current assets                                                       15,823             13,915
                                                                          ------------        -----------
Receivable from general partner, less current portion                            2,305              3,544
                                                                          ------------        -----------
Property and equipment                                                         246,341            214,556
Less accumulated depreciation and amortization                                  73,035             68,910
                                                                          ------------        -----------
     Net property and equipment                                                173,306            145,646
                                                                          ------------        -----------
                                                                          $    191,434        $   163,105
                                                                          ============        ===========


     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                                      $      1,658        $     1,548
   Accounts payable, accrued expenses and
    distributions payable                                                       15,761             13,299
   Deferred terminaling fees                                                     1,763              1,641
   Payable to general partner                                                      701                786
                                                                          ------------        -----------
     Total current liabilities                                                  19,883             17,274
                                                                          ------------        -----------
Long-term debt, less current portion                                            69,408             43,265
                                                                          ------------        -----------
Other liabilities and deferred taxes                                             1,899              1,820
                                                                          ------------        -----------
Minority interest                                                                  985                992
                                                                          ------------        -----------
Partners' capital                                                               99,259             99,754
                                                                          ------------        -----------
                                                                          $    191,434        $   163,105
                                                                          ============        ===========





                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(In Thousands)
(Unaudited)
-------------------------------------------------------------------------------


                                                                                     1995            1994
                                                                                  -----------    -----------
Operating activities:
   Net income                                                                     $    15,757    $    13,668
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                                      4,161          3,545
     Minority interest in net income                                                      157            137
     Deferred income taxes                                                                216            430
     Changes in working capital components                                               (310)           356
                                                                                  -----------    -----------
     Net cash provided by operating activities                                         19,981         18,136
                                                                                  -----------    -----------
Investing activities:
   Acquisition of the West Pipeline                                                   (27,100)          -
   Capital expenditures                                                                (4,721)       (13,924)
   Other                                                                                 (137)          -
                                                                                  -----------    -----------
     Net cash used by investing activities                                            (31,958)       (13,924)
                                                                                  -----------    -----------
Financing activities:
   Changes in receivable from general partner                                           1,082            944
   Issuance of long-term debt                                                          28,500          5,200
   Payments of long-term debt                                                          (2,247)        (5,652)
   Distributions to partners                                                          (16,416)       (14,354)
                                                                                  -----------    -----------
     Net cash provided (used) by financing activities                                  10,919        (13,862)
                                                                                  -----------    -----------

Decrease in cash                                                                       (1,058)        (9,650)
Cash at beginning of period                                                             4,145         15,061
                                                                                  -----------    -----------
Cash at end of period                                                             $     3,087    $     5,411
                                                                                  ===========    ===========
Supplemental information - cash paid for interest                                 $     2,185    $     1,741
                                                                                  ===========    ===========





                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the periods ended June 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the financial statements included in the Partnership's Annual Report on Form 10K for the period ended December 31, 1994. In the opinion of the Partnership's management, the accompanying financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Partnership at June 30, 1995 and the results of its operations and cash flows for the periods ended June 30, 1995 and 1994. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.    ACQUISITIONS

      Effective February 24, 1995, the Partnership, through KPOP, acquired the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million. The acquisition was financed by the issuance of first mortgage notes to three insurance companies, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the West Pipeline are included in the Partnership's consolidated statement of income subsequent to the date of acquisition.

      The following summarized unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1995 and 1994, assume the acquisition occurred as of the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which might have resulted had the combination been in effect at the dates indicated, or which may occur in the future.

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    -------------------------
                                                        1995            1994          1995           1994
                                                     ----------     -----------    ----------     ----------
     Revenues                                        $    23,342    $    21,950    $   45,439     $   43,394
                                                     ===========    ===========    ==========     ==========
     Net income                                      $     8,458    $     8,470    $   15,760     $   16,059
                                                     ===========    ===========    ==========     ==========
     Allocation of net income per Senior
      Preference Unit and Preference Unit            $       .55    $       .55    $     1.10     $     1.10
                                                     ===========    ===========    ==========     ==========



3.   CASH DISTRIBUTIONS TO SENIOR PREFERENCE UNITHOLDERS

     The cash distribution of $.55 per unit for the second quarter of 1995 was declared to holders of record as of July 28, 1995 and is payable on August 14, 1995.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


   FINANCIAL CONDITION

   In February 1995, the Partnership acquired the refined petroleum products pipeline assets (the "West Pipeline") of Wyco Pipe Line Company including an integrated pipeline system of approximately 550 miles of pipeline with four terminals in Wyoming, South Dakota and Colorado. This pipeline serves the growing Denver and northeastern Colorado markets. The acquisition was financed by the sale of $27 million of first mortgage notes to three insurance companies, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum.

   The Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

   Cash provided by operations was $20.0 million and $18.1 million for the periods ended June 30, 1995 and 1994, respectively. Capital expenditures were $4.7 million in the 1995 period compared to $13.9 million in 1994. The acquisition of the Westwego terminal for $8.6 million in June 1994 is included in the 1994 capital expenditures. The Partnership anticipates that capital expenditures will total approximately $8.0 million (excluding any acquisitions) for the year 1995.

   The Partnership intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities.

   In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead has filed a motion for rehearing and, if unsuccessful, may ultimately seek judicial review of the FERC decision. It is difficult to predict what position would be adopted by a reviewing court on the income tax issue. In another FERC proceeding that has not yet reached the hearing stage, involving a different oil pipeline limited partnership, various shippers have challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC staff has also filed testimony that supports the disallowance of income taxes. If the FERC were to disallow the income tax allowance in the cost of service of the pipeline, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

   Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


   OPERATING RESULTS

   PIPELINE OPERATIONS

                                                         Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                     --------------------------    ------------------------
                                                        1995            1994          1995           1994
                                                     -----------    -----------    ----------     ----------
   Revenues                                          $    14,491    $    10,933    $   26,125     $   21,853
   Operating costs                                         5,214          4,038         9,592          8,570
   Depreciation and amortization                           1,307          1,064         2,488          2,126
   General and administrative expenses                       831            727         1,503          1,540
                                                     -----------    -----------    ----------     ----------
     Operating income                                $     7,139    $     5,104    $   12,542     $    9,617
                                                     ===========    ===========    ==========     ==========



   For the three months ended June 30, 1995, revenues increased 33%, operating costs increased 29% and depreciation and amortization increased 23% over the comparable prior year period, as a direct result of the West Pipeline acquisition.

   The West Pipeline reported revenues of $4.8 million, operating costs of $1.5 million and depreciation and amortization of $.3 million which resulted in operating income of $3.0 million for the period from February 24, 1995 (date of acquisition) to June 30, 1995, which accounted for substantially all of the increases from the six months ended June 30, 1994.

   TERMINALING OPERATIONS

                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                     --------------------------    -------------------------
                                                        1995            1994          1995           1994
                                                     -----------    -----------    ----------     ----------
   Revenues                                         $      8,851    $     7,840    $   17,599     $   15,354
   Operating costs                                         4,497          3,647         8,677          7,295
   Depreciation and amortization                             843            711         1,673          1,385
   General and administrative                                553            479         1,068            966
                                                     -----------    -----------    ----------     ----------
     Operating income                                $     2,958    $     3,003    $    6,181     $    5,708
                                                     ===========    ===========    ==========     ==========



   For the three months ended June 30, 1995, revenues and operating costs increased $1.0 million and $.8 million, respectively over the same period of 1994 primarily as a results of the acquisition of the Westwego terminal in June 1994 for $8.5 million.

   For the six months ended June 30, 1995, revenues and operating costs increased 15% and 19%, respectively, primarily as a result of the acquisition of the Westwego terminal in June 1994. The average barrels of tankage utilized increased 8% to 6.4 million barrels while the average annualized revenue per barrel stored increased to $5.51 in the six months ended June 30, 1995 compared to $5.21 for the same period in 1994.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


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



                                            KANEB PIPE LINE PARTNERS, L.P.
                                            (Registrant)
                                       By   KANEB PIPE LINE COMPANY
                                            ------------------------------
                                            (Managing General Partner)



Date: August 11, 1995                        /s/ Jimmy L. Harrison
                                            ---------------------------------
                                            Jimmy L. Harrison
                                            Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                         Financial Data Schedule
