Form 10-Q
period 1995-09-30
KANEB PIPE LINE PARTNERS L P
filed 1995-11-03
CIK 853890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from  to


 For the Quarterly Period                                       Commission File
 Ended September 30, 1995                                       Number 1-10311

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

KANEB PIPE LINE PARTNERS, L.P.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                                                              Page No.
                                                                                              --------
                          Part I. Financial Information

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Income
                   -- Three and Nine Months Ended September 30, 1995 and 1994                      1

                 Condensed Consolidated Balance Sheets
                   -- September 30, 1995 and December 31, 1994                                     2

                 Condensed Consolidated Statements of Cash Flows
                   -- Nine Months Ended September 30, 1995 and 1994                                3

                 Notes to Consolidated Financial Statements                                        4

Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                   5

Signature                                                                                          7

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)


                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                                 --------------------------      ----------------------------
                                                    1995            1994             1995            1994
                                                 -----------     ----------      ----------      ------------
Revenues                                         $   26,533      $   20,718      $   70,257      $    57,925
                                                 ----------      ----------      ----------      -----------
Costs and expenses:
  Operating costs                                    11,953           8,639          30,222           24,504
  Depreciation and amortization                       2,059           1,855           6,220            5,366
  General and administrative                          1,658           1,125           4,229            3,631
                                                 ----------      ----------      ----------      -----------

     Total costs and expenses                        15,670          11,619          40,671           33,501
                                                 ----------      ----------      ----------      -----------

Operating Income                                     10,863           9,099          29,586           24,424

Other income, net (principally interest)                214             270             661              926

Interest expense                                     (1,646)           (913)         (4,683)          (2,654)
                                                 ----------      ----------      ----------      -----------

Income before minority interest
  and income tax expense                              9,431           8,456          25,564           22,696

Minority interest in net income                         (93)            (80)           (250)            (217)

Income tax expense                                     (129)           (309)           (348)            (744)
                                                 ----------      ----------      ----------      -----------

Net income                                            9,209           8,067          24,966           21,735

General partner's interest in net income                (93)            (80)           (250)            (217)
                                                 ----------      ----------      ----------      -----------

Limited partner's interest in net income         $    9,116      $    7,987      $   24,716      $    21,518
                                                 ==========      ==========      ==========      ===========

Allocation of net income per Senior
  Preference Unit and Preference Unit            $      .55      $      .55      $     1.65      $      1.65
                                                 ==========      ==========      ==========      ===========

Weighted average number of units outstanding:
  Senior Preference Units                             7,250           7,250           7,250            7,250
                                                 ==========      ==========      ==========      ===========
  Preference Units                                    5,650           5,650           5,650            5,650
                                                 ==========      ==========      ==========      ===========


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                                        September 30,     December 31,
                                                                             1995              1994
                                                                        --------------    --------------
    ASSETS

Current assets:
  Cash and cash equivalents                                               $     6,938      $     4,145
  Accounts receivable, trade                                                    9,110            5,605
  Current portion of receivable from  general partner                           2,483            2,241
  Prepaid expenses                                                              1,457            1,924
                                                                          -----------      -----------
     Total current assets                                                      19,988           13,915
                                                                          -----------      -----------

Receivable from general partner, less
  current portion                                                               1,651            3,544
                                                                          -----------      -----------

Property and equipment                                                        246,767          214,556

Less accumulated depreciation and
  amortization                                                                 73,146           68,910
                                                                          -----------      -----------

     Net property and equipment                                               173,621          145,646
                                                                          -----------      -----------

                                                                          $   195,260      $   163,105
                                                                          ===========      ===========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current portion of long-term debt                                       $     1,716      $     1,548
  Accounts payable, accrued expenses
     and distributions payable                                                 17,624           13,299
  Deferred terminating fees                                                     1,753            1,641
  Payable to general partner                                                      703              786
                                                                          -----------      -----------
     Total current liabilities                                                 21,796           17,274
                                                                          -----------      -----------

Long-term debt, less current portion                                           68,956           43,265
                                                                          -----------      -----------

Other liabilities and deferred taxes                                            4,128            1,820
                                                                          -----------      -----------

Minority interest                                                                 991              992
                                                                          -----------      -----------

Partners' capital                                                              99,389           99,754
                                                                          -----------      -----------

                                                                          $   195,260      $   163,105
                                                                          ===========      ===========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995, AND 1994
(IN THOUSANDS)
(UNAUDITED)

                                                                              1995              1994
                                                                          -----------      -----------
Operating activities:
  Net income                                                              $    24,966      $    21,735
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                               6,220            5,366
    Minority interest in net income                                               250              217
    Deferred income taxes                                                         348              716
    Changes in working capital components                                       3,276            1,450
                                                                          -----------      -----------
         Net cash provided by operating activities                             35,060           29,484
                                                                          -----------      -----------

Investing activities:
  Acquisition of the West Pipeline                                            (27,100)              --
  Capital expenditures                                                         (7,095)         (16,295)
                                                                          -----------      -----------
    Net cash used by investing activities                                     (34,195)         (16,295)
                                                                          -----------      -----------

Financing activities:
  Changes in receivable from general partner                                    1,651            1,440
  Issuance of long-term debt                                                   28,500            8,350
  Payments of long-term debt                                                   (2,641)          (8,496)
  Distributions to partners                                                   (25,582)         (22,402)
                                                                          -----------      -----------
    Net cash provided (used) by financing activities                            1,928          (21,108)
                                                                          -----------      -----------

Decrease in cash                                                                2,793           (7,919)
Cash at beginning of period                                                     4,145           15,061
                                                                          -----------      -----------
Cash at end of period                                                     $     6,938      $     7,142
                                                                          ===========      ===========
Supplemental information - cash paid for interest                         $     3,696      $     2,580
                                                                          ===========      ===========


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the periods ended September 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the financial statements included in the Partnership's Annual Report on Form 10K for the period ended December 31, 1994. In the opinion of the Partnership's management, the accompanying financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Partnership at September 30, 1995 and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.  ACQUISITIONS

    Effective February 24, 1995, the Partnership, through KPOP, acquired the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million. The acquisition was financed by the issuance of first mortgage notes, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the West Pipeline are included in the Partnership's consolidated statement of income subsequent to the date of acquisition.

    The following summarized unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1995 and 1994, assume the acquisition occurred as of the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which might have resulted had the combination been in effect at the dates indicated, or which may occur in the future.

                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                       --------------------------    ------------------------
                                                           1995           1994           1995         1994
                                                       -----------    -----------    -----------   ----------
Revenues                                               $    26,533    $    23,992    $    71,972   $   67,386
                                                       ===========    ===========    ===========   ==========
Net income                                             $     9,209    $     9,115    $    24,969   $   25,174
                                                       ===========    ===========    ===========   ==========
Allocation of net income per Senior
Preference Unit and Preference Unit                    $       .55    $       .55    $      1.65   $     1.65
                                                       ===========    ===========    ===========   ==========

3.  CASH DISTRIBUTIONS TO SENIOR PREFERENCE UNITHOLDERS

    The cash distribution of $.55 per unit for the third quarter of 1995 was declared to holders of record as of September 15, 1995 and is payable on November 14, 1995.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION
In February 1995, the Partnership, through KPOP, acquired the refined petroleum products pipeline assets (the "West Pipeline") of Wyco Pipe Line Company including an integrated pipeline system of approximately 550 miles of pipeline with four terminals in Wyoming, South Dakota and Colorado. This pipeline serves the growing Denver and northeastern Colorado markets. The acquisition was financed by the sale of $27 million of first mortgage notes to three insurance companies, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum.

The Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

Cash provided by operations was $35.1 million and $29.5 million for the periods ended September 30, 1995 and 1994, respectively, Capital expenditures were $7.1 million in the 1995 period compared to $16.3 million in 1994. The acquisition of the Westwego terminal for $8.6 million in June 1994 is included in the 1994 capital expenditures. The Partnership anticipates that capital expenditures will total approximately $8.0 million (excluding any acquisitions) for the year 1995.

The Partnership intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities.

In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed the inclusion of income taxes in the cost of service by Lakehead, a pipeline master limited partnership. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead has filed a motion for rehearing and, if unsuccessful, may ultimately seek judicial review of the FERC decision. It is difficult to predict what position would be adopted by a reviewing court on the income tax issue. In another FERC proceeding that has not yet reached the hearing stage, involving a different oil pipeline limited partnership, various shippers have challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC staff has also filed testimony that supports the disallowance of income taxes. If the FERC were to disallow the income tax allowance in the cost of service of the Partnership's pipelines, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units and Preference Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

PIPELINE OPERATIONS

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                       --------------------------    ------------------------
                                                           1995           1994          1995          1994
                                                       -----------    -----------    -----------   ----------
Revenues                                               $    17,251    $    12,201    $    43,376    $  34,054
Operating costs                                              7,163          4,540         16,755       13,110
Depreciation and amortization                                1,198          1,070          3,686        3,196
General and administrative expenses                          1,059            614          2,562        2,154
                                                       -----------    -----------    -----------   ----------
    Operating income                                   $     7,831    $     5,977    $    20,373   $   15,594
                                                       ===========    ===========    ===========   ==========


The West Pipeline reported revenues of $4.0 million and $8.8 million, operating costs of $1.4 million and $2.9 million and depreciation and amortization of $.2 million and $.5 million which resulted in operating income of $2.4 million and $5.5 million for three months ended September 30, 1995 and the period from February 24, 1995 (date of acquisition) to September 30, 1995, respectively, which accounted for substantially all of the increases from the previous year.


TERMINALING OPERATIONS

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                       --------------------------    ------------------------
                                                           1995           1994          1995          1994
                                                       -----------    -----------    -----------   ----------
Revenues                                               $     9,282    $     8,517    $    26,881   $   23,871
Operating costs                                              4,790          4,099         13,467       11,394
Depreciation and amortization                                  861            785          2,534        2,170
General and administrative                                     599            511          1,667        1,477
                                                       -----------    -----------    -----------   ----------
    Operating income                                   $     3,032    $     3,122    $     9,213   $    8,830
                                                       ===========    ===========    ===========   ==========

For the nine months ended September 30, 1995, revenues and operating costs increased 13% and 18%, respectively, primarily as a result of the acquisition of the Westwego terminal in June 1994. The average barrels of tankage utilized increased 7% to 6.5 million barrels while the average annualized revenue per barrel stored increased to $5.52 in the nine months ended September 30, 1995 compared to $5.22 for the same period in 1994.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                        KANEB PIPE LINE PARTNERS, L.P.
                                        (Registrant)
                                     By KANEB PIPE LINE COMPANY
                                        ---------------------------------------
                                        (Managing General Partner)


Date:  November 1, 1995                 /s/ Jimmy L. Harrison
                                        --------------------------------------
                                        Jimmy L. Harrison
                                        Controller

                                Exhibit Index


Exhibit
Number               Description
________             _____________________________________________________

Ex-27                Financial Data Schedule