Form 10-K
period 1995-12-31
KANEB PIPE LINE PARTNERS L P
filed 1996-04-01
CIK 853890

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

 (Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]


                 For the fiscal year ended December 31, 1995
                                     OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from _______________ to _______________


                       Commission file number 1-10311


                       KANEB PIPE LINE PARTNERS, L.P.


           (Exact name of Registrant as specified in its Charter)


               Delaware                                  75-2287571
 ---------------------------------------      ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


     2435 North Central Expressway
           Richardson, Texas                               75080
- ----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (zip code)


     Registrant's telephone number, including area code: (214) 699-4000


         Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
           Title of each class                        on which registered
- ----------------------------------------       ---------------------------------
         Senior Preference Units                    New York Stock Exchange
            Preference Units                        New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


         Aggregate market value of the voting stock held by non-affiliates of the registrant: $268,020,801. This figure is estimated as of March 15, 1996, at which date the closing price of the Registrant's Senior Preference Units on the New York Stock Exchange was $26.00 per share and the closing price of the Registrant's Preference Units on the New York Stock Exchange was $24.25, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.


         Number of Senior Preference Units of the Registrant outstanding at March 15, 1996: 7,250,000. Number of Preference Units of the Registrant outstanding at March 15, 1996: 4,650,000.

                                   PART I

ITEM I.    BUSINESS

GENERAL

         The pipeline system of Kaneb Pipe Line Company was initially created in 1953. In September 1989, Kaneb Pipe Line Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed to acquire, own and operate the refined petroleum products pipeline business (the "East Pipeline") previously conducted by Kaneb Pipe Line Company, a Delaware corporation ("KPL" or the "Company"), a wholly owned subsidiary of Kaneb Services, Inc., a Delaware corporation ("Kaneb"). KPL owns a combined 2% interest as general partner of the Partnership and of Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership ("KPOP"). The pipeline operations of the Partnership are conducted through KPOP, of which the Partnership is the sole limited partner and KPL is the sole general partner. The terminaling business of the Partnership is conducted through (i) Support Terminals Operating Partnership, L.P. ("STOP"), (ii) Support Terminal Services, Inc., (iii) StanTrans, Inc., (iv) StanTrans Partners L.P. ("STPP"), and (v) StanTrans Holdings, Inc. KPOP, STOP and STPP are collectively referred to as the "Operating Partnerships".

         The Partnership is engaged, through its Operating Partnerships, in the refined petroleum products pipeline business and the independent terminaling of petroleum products and specialty liquids.

PRODUCTS PIPELINE BUSINESS

         Introduction

         The Partnership's pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado and Wyoming. The Partnership owns and operates two pipelines (the "Pipelines") as shown on the map below:


                                    [MAP]


         The acquisition of the West Pipeline in February 1995 increased the Partnership's pipeline business in South Dakota and expanded it into Wyoming and Colorado. None of the results for 1994 or prior years include the West Pipeline.

         East Pipeline

         Construction of the East Pipeline commenced in the 1950's with a line from southern Kansas to Geneva, Nebraska. During the 1960's, the East Pipeline was expanded north to its present terminus at Jamestown, North Dakota. In 1981, the line from Geneva, Nebraska to North Platte, Nebraska was built and, in 1982, the 16" line from McPherson, Kansas to Geneva, Nebraska was laid. In 1984, the Partnership acquired a 6" pipeline from Champlin Oil Company. A portion of this 6" line runs south through Superior, Nebraska, to Hutchinson, Kansas. The other end of the line runs northeast approximately 175 miles crossing the main pipeline at Osceola, Nebraska, through a terminal at Columbus, Nebraska, and later crossing and interconnecting with the Yankton/Milford line to terminate at Rock Rapids, Iowa.

         KPOP owns the entire 2,075 mile East Pipeline except for the 203-mile North Platte line, which is held under a capitalized lease that expires at the end of 1998 and which provides rights to renew the lease for five years. KPOP has the option to purchase the North Platte line at the end of the lease term for approximately $5 million. If such option is not exercised, the lessor can require KPOP to purchase such line at a lower price. The East Pipeline also owns 235 product distribution tanks in Kansas, Nebraska, Iowa, South Dakota and North Dakota (with total storage capacity of approximately 3.2 million barrels) and 23 product tanks with total storage capacity of approximately 922,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The East Pipeline further consists of six origin pump stations at refineries in Kansas and 38 booster pump stations along the system in Kansas, Nebraska, Iowa, South Dakota and North Dakota. The system also maintains distribution terminals, various office and warehouse facilities, and an extensive quality control laboratory. KPOP leases office space for its operating headquarters in Wichita, Kansas.

         The East Pipeline is an integrated pipeline transporting refined petroleum products, including propane, received from refineries in southeast Kansas, or from other connecting pipelines, to terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries connected to the East Pipeline directly or through other pipelines. Such refineries obtain crude oil primarily from producing areas in Kansas, Oklahoma and Texas. Five connecting pipelines deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

         West Pipeline

         On February 24, 1995, KPOP purchased the assets of WYCO Pipe Line Company (the "West Pipeline"), owned 60% by GATX Terminals Corporation and 40% by Amoco Pipe Line Company, for a purchase price of $27.1 million. The West Pipeline assets consists of approximately 550 miles of underground pipe line in Wyoming, Colorado and South Dakota, four truck loading terminals, numerous pump stations and other related assets.

         The West Pipeline originates at Casper, Wyoming where it is connected via a Sinclair pipeline to Sinclair's Little America refinery. It also receives product at Strouds Station, Wyoming, a short distance from Casper, through a connection with the Seminoe Pipe Line bringing barrels down from the Billings, Montana area refineries. From Strouds, the 8" main line continues easterly to Douglas Junction where a 6" lateral line branches off to the Rapid City, South Dakota terminal approximately 190 miles away. The Rapid City terminal has two bottom loading truck racks and 268,506 barrels of tankage. The Rapid City terminal also receives product from Wyoming Refining's Newcastle, Wyoming refinery through their pipe line which enters the West Pipeline just before the Wyoming/South Dakota border near Mule Creek, Wyoming.

         From Douglas Junction the main 8" line continues southward to a truck loading terminal at Cheyenne, Wyoming. At Cheyenne, the West Pipeline can receive product from the Frontier refinery and can deliver product to the Cheyenne Pipe Line. The Cheyenne terminal has two bottom loading truck racks with 385,964 barrels of tankage. From Cheyenne, Wyoming the West Pipeline 8" line extends south into Colorado to West Pipeline's terminal near Denver. DuPont, its largest terminal, has 6 bottom loading truck lanes with vapor recovery and 756,948 barrels of storage. At Denver, through its Commerce City station, the West Pipeline can receive and transfer product to the Total Petroleum and Conoco Oil refineries and the Phillips Petroleum terminal. From Commerce City, a 6" line continues south 90 miles to the final terminal at Fountain, Colorado. The Fountain terminal has five bottom loading truck lanes and 389,545 barrels of tankage.

         Unlike the East Pipeline service area which is largely agricultural, the West Pipeline serves the growing Denver and northeastern Colorado markets. The West Pipeline also supplies the jet fuel for Ellsworth AFB at Rapid City. The West Pipeline has a relatively small number of shippers, who, with two exceptions, are also shippers on KPOP's system.

         The West Pipeline system is the nearest pipe line paralleling the East Pipeline system to the west. The East Pipeline North Platte line which terminates in western Nebraska is approximately 200 miles east of the West Pipeline's Cheyenne terminal. The small Cheyenne Pipe Line which moves products from west to east connects the West Pipeline at Cheyenne, Wyoming with North Platte, Nebraska, although that line has been deactivated from Sidney, Nebraska (approximately 100 miles from Cheyenne) to North Platte.

         The West Pipeline has experienced a number of spills over the years and there are existing contamination problems. Remediation efforts are on-going at the DuPont (Denver) and Fountain terminals and will be needed at other locations. The Partnership received funds from the former owners to cover known remediation requirements.

         The West Pipeline is an interstate pipeline and thus subject to regulation by the FERC as well as the States of Wyoming and Colorado on its intrastate rates. It is subject to the same regulations of other governmental agencies such as the Department of Transportation and the Environmental Protection Agency as the East Pipeline. Therefore, the following sections in regard to regulatory matters and the application of certain laws and regulations of interstate pipe lines apply equally to the West Pipeline system.

         The Pipelines' revenues are based on volumes shipped and the distances over which such volumes are transported. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the East Pipeline for each of the periods indicated and by the West Pipeline since its acquisition on February 24, 1995.

                                          YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------
                             1991       1992       1993      1994       1995
                           ---------  ---------  --------  ---------  ---------
 Volume (1) . . . . . . .    51,635     55,111     56,234    54,546     74,965
 Barrel miles (2) . . . .    13,245     14,287     14,160    14,460     16,594
 Revenues (3) . . . . . .   $39,415    $42,179    $44,107   $46,117    $60,192

(1) Volumes are expressed in thousands of barrels of refined petroleum product.
(2) Barrel miles are shown in millions. A barrel mile is the movement of one barrel of refined petroleum product one mile.
(3)      Revenues are expressed in thousands of dollars.

         The following table sets forth volumes, in thousands of barrels, of gasoline, diesel and fuel oil, propane and other refined petroleum products transported by the East Pipeline during each of the periods indicated and by the West Pipeline since its acquisition on February 24, 1995.

                                        YEAR ENDED DECEMBER 31,
                                        (THOUSANDS OF BARRELS)
                           ----------------------------------------------------
                             1991       1992       1993       1994       1995
                           ---------  ---------  --------  ---------  ---------
   Gasoline. . . . . . . .  24,152       24,816    25,407     23,958     37,348
   Diesel and fuel oil . .  20,047       23,374    25,308     26,340     33,411
   Propane . . . . . . . .   4,441        4,676     4,153      4,204      4,146
   Other . . . . . . . . .   2,995        2,245     1,366         44         60
                           ---------  ---------  --------  ---------  ---------
        Total. . . . . . .  51,635       55,111    56,234     54,546     74,965
                           ---------  ---------  --------  ---------  ---------


         Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, rail road fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation. Propane is used for crop drying, residential heating and to power irrigation equipment.

         The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the markets served by the East Pipeline affect the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any impact on the volumes shipped has been short-term. Tariffs charged shippers for transportation do not vary according to the type of product delivered.

         In October, 1991, two single-use pipelines were acquired from Calnev Pipe Line Company for $2.65 million. Each system, one of which is located in Umatilla, Oregon and the other in Rawlins, Wyoming, supplies diesel fuel to Union Pacific Railroad fueling facilities under contracts expiring in October 1996. Such contracts are renewable thereafter for successive two year terms unless canceled by either party. The Oregon line is fully automated and the Wyoming line requires minimal start-up assistance, which is provided by the railroad. In May 1993, KPOP began operating a newly constructed single-use pipeline near Pasco, Washington. For the year ended December 31, 1995, the three systems combined transported a total of 3.3 million barrels of diesel fuel, representing an aggregate of $1.2 million in revenues.

         Maintenance and Monitoring

         To prolong the useful lives of the Pipelines, routine preventive maintenance is performed. Such maintenance includes cathodic protection to prevent external corrosion and inhibitors for internal corrosion, periodic internal inspection of the Pipelines and frequent patrols of the Pipelines' rights-of-way. The Pipelines are patrolled at regular intervals to identify equipment or activities by third parties, that, if left unchecked, could result in encroachment of the Pipelines and other problems. Supervisory Control and Data Acquisition ("SCADA"), a remote supervisory control software program, continuously monitors the East Pipeline for operational control from the Wichita office. The program monitors quantities of refined petroleum products injected in and delivered through the East Pipeline, except at two continuously manned locations, as well as pressure and temperature variations through the East Pipeline, and automatically signals any deviation from normal operations that requires attention. Portions of the systems can be shut down by remote control. The program is fully operational throughout the East Pipeline.

         A new, improved SCADA system was installed and in operation on the West Pipeline as of October 15, 1995 and is anticipated to be in operation on the East Pipeline during 1996.

         Pipeline Operations

         The Pipelines have been constructed and are maintained consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice.

         Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. Also, certain of its intrastate common carrier operations are subject to state tariff regulation. Common carrier activities are those under which transportation through the Pipelines are available at published tariffs filed with the FERC in the case of interstate shipments, or the relevant state authority in the case of intrastate shipments in Kansas, Colorado and Wyoming, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation.

         In general, a shipper on one of the Pipelines acquires refined petroleum products from refineries connected to such Pipeline, or, if the shipper already owns the refined petroleum products, delivers such products to the Pipeline from those refineries or through pipelines that connect with such Pipeline. Tariffs for such transportation are charged to shippers based upon transportation from the origination point on such Pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at such Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

         Each shipper is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines. The operations of the Pipelines also include 20 truck loading terminals through which refined petroleum products are delivered to petroleum transport trucks.

         The following table shows, with respect to each of such terminals, its location, number of tanks owned by KPOP, storage capacity in barrels and truck capacity. Except as indicated in the notes to the table, each terminal is owned by KPOP.


          LOCATION OF             NUMBER         STORAGE       TRUCK
           TERMINALS             OF TANKS        CAPACITY     CAPACITY (1)
       -----------------       ------------      --------     ---------
       COLORADO:
             DuPont                  17          689,269          6
             Fountain                13          365,920          5
        IOWA:
             LeMars                   9          102,914          2
             Milford (3)             11          171,937          2
             Rock Rapids             12          366,081          2
        KANSAS:
             Concordia (2)            7           79,339          2
             Hutchinson               9          161,690          1
        NEBRASKA:
             Columbus (4)            12          191,417          2
             Geneva                  39          678,128          8
             Norfolk                 16          186,981          4
             North Platte            22          197,914          5
             Osceola                  8           79,444          2
             Superior                11          192,027          1
       NORTH DAKOTA:
             Jamestown               13          188,178          2
       SOUTH DAKOTA:
             Aberdeen                12          181,450          2
             Mitchell                 8           71,450          2
             Rapid City              13          256,352          2
             Wolsey                  21          148,499          4
             Yankton                 25          245,473          4
       WYOMING:
             Cheyenne                15          345,009          2
                                  -----      -----------
       TOTALS                       293        4,899,472
                                  =====      ===========

- -------------------------


(1)    Number of trucks that may be simultaneously loaded.

(2) The Concordia terminal is situated on land leased through the year 2060 for a total rental of $2,000.

(3) The Milford terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. KPOP has the right to renew such lease upon its expiration for an additional term of 20 years at the same annual rental rate.

(4)    Also loads rail tank cars.

         The East Pipeline includes intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas with aggregate capacities of 388,041 and 534,135 barrels, respectively. During 1995, approximately 55% and 94% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and approximately 45% and 6% of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

         Storage of product at terminals pending delivery is considered by the Partnership to be an integral part of the product delivery service of the Pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

         Demand for and Sources of Refined Petroleum Products

         The Partnership's pipeline business depends in large part on (i) the level of demand for refined petroleum products in the markets served by the Pipelines and (ii) the ability and willingness of refiners and marketers having access to the Pipelines to supply such demand by deliveries through the Pipelines.

         Most of the refined petroleum products delivered through the East Pipeline are ultimately used in agricultural operations, including fuel for farm equipment, irrigation systems, trucks transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, during such times the demand for fuel for irrigation systems often increases.

         While there is some agricultural demand for the refined petroleum products delivered through the West Pipeline, as well as military jet fuel volumes, most of the demand is centered in the Denver and Colorado Springs/Fountain areas. Because demand on the West Pipeline is significantly weighted toward urban and suburban areas, the product mix on the West Pipeline includes a substantially higher percentage of gasoline than the product mix on the East Pipeline.

         The Pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. The major refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky mountain sources. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by the Pipelines) that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources. Three refineries connected directly to the East Pipeline, located at El Dorado, Wichita and Augusta, Kansas, and operated by Coastal Refining and Marketing, Inc., were closed during 1993. Their closure had no material impact on the Partnership.

         The majority of the refined petroleum product transported through the East Pipeline is produced at three refineries in southeast Kansas located at McPherson, El Dorado and Arkansas City, Kansas and operated by National Cooperative Refinery Association ("NCRA"), Texaco, Inc. ("Texaco") and Total Petroleum, respectively. These refineries, which are connected directly to the East Pipeline, shipped an aggregate of 33 million barrels of refined petroleum products through the East Pipeline in 1995. One of such refineries, the McPherson, Kansas refinery operated by NCRA, accounted for approximately 57.6% of such amount.

         The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through a connecting pipeline that receives products from a pipeline originating on the Gulf Coast. Five connecting pipelines deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

         The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Oil & Refining Company refinery located at Cheyenne, Wyoming, the Total Petroleum and Conoco Oil refineries located at Denver, Colorado and Sinclair's Little America refinery located at Casper, Wyoming. These refineries are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana area refineries through a connecting pipeline.

         Principal Customers

         KPOP had a total of approximately 76 shippers in 1995. The principal shippers include four integrated oil companies, two refining companies, three large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers were $43.7 million, $35.8 million and $35.6 million, which accounted for 75%, 80% and 82% of total revenues for each of the years 1995, 1994 and 1993 respectively. These amounts were based upon revenue shipped during the periods indicated.


         Competition and Business Considerations

         The East Pipeline's major competitor is an independent regulated common carrier pipeline system owned by The Williams Companies, Inc. that operates approximately 100 miles east of and parallel with the East Pipeline. This competing pipeline system is a substantially more extensive system than the East Pipeline. Furthermore, Williams and its affiliates have capital and financial resources substantially greater than those of the Partnership. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Fifteen of the East Pipeline's 16 delivery terminals are in direct competition with Williams' terminals located within two to 145 miles.

         Upon the expiration of a five year settlement agreement pursuant to which its tariffs had been frozen, Williams filed a comprehensive new tariff on January 16, 1990. The filing proposed a tariff design for the future that would allow Williams substantial flexibility to raise or lower various rates without regulatory review and specifically provided increases in rates to many destinations, decreases in rates to other destinations, volume incentive rates at some terminals and rebates for shipments into certain counties from specified terminals. Some counties in which rebates would apply lie in the traditional service area of the East Pipeline. The Partnership intervened in the Williams tariff proceeding before the FERC and protested the rebates. Nine shippers also intervened or protested the Williams filing.

         On February 15, 1990, FERC suspended the Williams tariff for the maximum statutory period of seven months. Williams chose a bifurcated proceeding under the authority of the FERC's ruling in the Buckeye Pipeline Company case. Under the first phase of such a proceeding, a determination was to be made whether Williams lacked significant market power in its various markets. Discrimination issues were also scheduled to be determined during the first phase. Ultimately Williams would be required to prove that its tariff rates are just, reasonable and non-discriminatory. The tariff became effective September 16, 1990 subject to refund depending on the outcome of the FERC proceedings. A hearing was held before an administrative law judge of the FERC from June 3 to August 9, 1991 on the first phase of the proceeding. On January 24, 1992, the judge issued an initial decision which determined that Williams had market power in 10 of 32 markets in which it operated and deferred most of the other issues involved to the second phase of the case on the grounds that they involved cost issues. All active parties have filed briefs and exceptions to the judge's initial decision. On July 27, 1994, the FERC issued its Opinion and Order on the Initial Decision. The FERC determined that Williams had market power in 19 of 32 markets. The FERC also denied Williams' motion proposing rate standards to apply to Phase II of the proceeding and directed the administrative law judge to proceed with Phase II for the purpose of establishing base rates in the 19 markets where Williams had market power. All discrimination issues were also to be decided in Phase II. Williams filed its direct testimony in Phase II on January 23, 1995. During the pendency of the proceeding, Williams has instituted other tariff changes, which have been permitted to go into effect subsequent to their suspension, subject to refund depending on the final outcome of the 1990 FERC tariff proceedings. In May 1995, the Partnership reached a settlement with Williams and subsequently withdrew from the case.

         The West Pipeline competes with the truck loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Pipeline Company and Phillips Petroleum pipelines. A new Diamond Shamrock terminal in Colorado Springs connected to a Diamond Shamrock pipeline from their Texas Panhandle refinery is a major competitor to the West Pipeline's Fountain terminal in Colorado Springs.

         Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, the Pipelines' more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Pipelines deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Partnership believes high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipelines will be built in the near future, provided the Pipelines have available capacity to satisfy demand and its tariffs remain at reasonable levels.

         The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of the Partnership is conducted principally by trucking operations of unrelated third parties.

         Trucks may competitively deliver products in some of the areas served by the Pipelines. Trucking costs, however, render that mode of transportation not competitive for longer hauls or larger volumes. The Partnership does not believe that trucks are, or will be, over the long term effective competition to its long-haul volumes.

LIQUIDS TERMINALING

         Introduction

         The Partnership's Support Terminal Services, Inc. operation ("ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 1995, the Partnership's terminaling business accounted for approximately 38% of the Partnership's revenues.

         As of December 31, 1995, ST operates 31 facilities in 16 states and the District of Columbia, with a total storage capacity of approximately 16.8 million barrels. ST and its predecessors have been in the terminaling business for over 30 years and handle a wide variety of products from petroleum products to specialty chemicals to edible liquids.

         ST's terminal facilities provide storage on a fee basis for petroleum products, specialty chemicals and other liquids. Prior to the Steuart acquisition (See: "Recent Developments - Steuart Petroleum Company Acquisition"), ST's three largest terminal facilities were located in Texas City, Texas, Baltimore, Maryland, and Westwego, Louisiana. These facilities accounted for approximately 70% of ST's revenues and 48% of its year-end tankage capacity in 1995.


         Description of Terminals- ST Services

         Texas City, Texas. The Texas City facility is situated on 39 acres of land, leased from the Texas City Terminal Railway Company with long-term renewal options. It is located on Galveston Bay near the mouth of the Houston Ship Channel and is approximately sixteen miles from open water. The eastern end of the Texas City site is adjacent to three deep-water docking facilities, which are also owned by Texas City Terminal Railway. The three deep-water docks include two 36-foot draft docks and a 40-foot draft dock. The docking facilities can accommodate any ship or barge capable of navigating the 40-foot draft of the Houston Ship Channel. ST is charged dockage and wharfage fees on a per vessel and per unit basis, respectively, by Texas City Terminal Railway, which it passes directly to the shipper or owner of the incoming or outgoing products.

         ST handles and stores a wide range of specialty chemicals, including petrochemicals, at the Texas City facility. The facilities are designed to accommodate a diverse product mix, and include (i) tanks equipped for the specific storage needs of the various products handled; (ii) piping and pumping equipment for moving the product between the tanks and the transportation modes; and (iii) an extensive infrastructure of support equipment. The tankage at Texas City is constructed of either mild carbon steel, stainless steel or aluminum. Certain of the tanks, piping and pumping equipment are equipped for special product needs, including among other things, linings and/or equipment that can control temperature, air pressure, air mixture or moisture. ST receives or delivers the majority of the specialty chemicals that it handles via ship or barge at Texas City. ST also receives and delivers liquids via rail tank cars and transport trucks, and has direct pipeline connections to refineries in Texas City.

         The Texas City tank facility consists of 124 tanks with a total capacity of approximately 2,002 MBbls. All recently built tanks are equipped with "double bottoms", which provide a leak detection system between the primary and secondary bottom. ST's facility has been designed with engineered structural measures to minimize the possibility of the occurrence and level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

         Baltimore, Maryland. The Baltimore facility is situated on 18 acres of owned land, located just south of Baltimore near the Harbor Tunnel on the Chesapeake Bay. ST also owns a 700-foot finger pier with a 33-foot draft channel and berth. The dock gives ST the ability to receive and deliver shipments of product to and from barge and ship. Additionally, the terminal can receive products by pipeline, truck and rail and deliver them to truck and rail.

         Similar to the Texas City facility, Baltimore is a specialty liquids terminal. The primary products stored at the Baltimore facility include asphalt, fructose, caustic solutions, military jet fuel, latex and other chemicals.

         The Baltimore tank facility consists of 50 tanks with a total capacity of approximately 826 MBbls. All of the utilized tanks are dedicated to specific products of customers under contract. The tanks are specifically equipped to handle the requirements of the products they store.

         Westwego, Louisiana.  The Westwego facility (acquired by ST in June
1994) is situated on 27 acres of owned land adjacent to the West bank of the Mississippi River across from New Orleans. A new dock built in 1992 is capable of handling ocean going vessels and barges. The terminal has numerous handling facilities for receiving and shipping by rail and tank truck as well as vessels and barges.

         The Westwego terminal historically has been primarily a terminal for molasses, and animal and vegetable fats and oils. The former owner, PM Ag Products, Inc., has contracted with ST for five years for terminaling in five large molasses tanks. In recent years, the terminal has broadened its product mix to include fertilizer, latex and caustic solutions. The facility includes a blending plant for the formulation of certain molasses-based feeds.

         The facility consists of 54 tanks with a total capacity of approximately 858MBbls. There are additional smaller tanks for blending and formulation of the liquid feeds.

         Inland Terminal Sites.   In addition to ST's three major facilities
and prior to the Steuart acquisition, ST had 20 inland terminal facilities throughout the United States. These facilities represented approximately 53% of ST's total tankage capacity and approximately 30% of its total revenue for 1995. With the exception of the facility in Columbus, Georgia, which handles petroleum and specialty chemicals, and Winona, Minnesota, which handles nitrogen fertilizer solutions, these inland facilities primarily store petroleum products for a variety of customers. These facilities provide ST with a geographically diverse base of customers and revenue.

         The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Nine of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense. Six of the nine locations are utilized solely by the U.S. Government. Five of the STOP locations own pipelines which deliver jet fuel directly to nearby military bases.

         The following table, which does not include the recently acquired Steuart assets, outlines ST's terminal locations, capacities, tanks and primary products handled.

                        SUMMARY OF TERMINALS AND PIPELINES
 ------------------------------------------------------------------------------
                            TANKAGE    NO. OF        PRIMARY PRODUCTS
       FACILITY           CAPACITY(f)   TANKS             HANDLED
 ------------------       ----------    -------   -----------------------------
 PRIMARY TERMINALS:
 Westwego, LA(d)                858        54     Molasses, Fertilizer, Caustic
 Baltimore, MD                  826        50     Chemicals, Asphalt, Jet Fuel
 Texas City, TX               2,002       124     Chemicals and Petrochemicals

 INLAND TERMINALS:
 Montgomery, AL(a)              162         7     Petroleum, Jet Fuel
 Moundville, AL                 310         6     Jet Fuel
 Tuscon, AZ(b)                   90         7     Petroleum
 Imperial, CA                   124         6     Petroleum
 Stockton, CA                   314        18     Petroleum
 Homestead, FL(a)                72         2     Jet Fuel
 Augusta, GA(e)                 110         8     Petroleum
 Bremen, GA                     180         8     Petroleum, Jet Fuel
 Columbus, GA                   180        25     Petroleum, Chemicals
 Macon, GA(a)                   307        10     Petroleum
 Chillicothe, IL                270         6     Petroleum
 Peru, IL                       221         8     Petroleum, Fertilizer
 Indianapolis, IN               410        18     Petroleum
 Salina, KS(c)                   98        10     Petroleum
 Winona, MN                     229         7     Fertilizer
 Alamogordo, NM(a)              120         5     Jet Fuel
 Drumright, OK                  315         4     Jet Fuel
 San Antonio, TX                207         4     Jet Fuel
 Virginia Beach, VA(a)           40         2     Jet Fuel
 Milwaukee, WI                  308         7     Petroleum
                             ------      ----
                              7,753       396
                             ======      ====



(a) Facility also includes pipelines to U.S. government military base locations.
(b) Represents a 50% interest in a 181 MBbl terminal.
(c) Terminal was purchased by STOP on January 18, 1994.
(d) Terminal was purchased by STOP on June 8, 1994.
(e) Terminal was purchased by STOP on July 21, 1994.
(f) Thousands of barrels.

         Recent Developments - Steuart Petroleum Company Acquisition

         On December 19, 1995, the Partnership through its subsidiary partnership STOP, acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") for $68 million and the assumption of certain environmental liabilities. The Steuart terminaling assets consist of eight facilities located in the District of Columbia, Florida, Georgia, Maryland and Virginia including the pipeline servicing Andrews Air Force Base in Maryland as shown in the map below:


                                    [MAP]


  Location                                No. of      Capacity       Modes
   Number        Locations                Tanks        (BBLS)        Served
   ------    -------------------------    -----       --------      --------
    1        Piney Point, MD                30        5,511,000      P,V,B,T
    2        Jacksonville, FL               28        2,061,000      V,B,T,R
    3        Cockpit Point, VA               4          465,000        P,B,T
    4        Savannah, GA                   12          310,000        V,B,T
    5        Brunswick, GA                   3          302,000          B,T
    6        Farragut St., DC                5          176,000          P,T
    7        M Street, DC                    3          133,000        P,B,T
    8        Andrews AFB Pipeline, MD        3           72,000          P,B
                                           ---       ----------
                                            88        9,030,000

  B- Barge                T- Truck       R- Rail    P- Pipeline    V- Vessel

         For the year ended December 31, 1995, on a pro forma basis giving effect to the acquisition of Steuart's terminaling assets, revenues generated by the assets acquired from Steuart would have accounted for approximately 17% of the Partnership's revenues. Strategically, the Steuart acquisition gives the Partnership a significantly increased presence in the East Coast of the United States. Steuart's two largest facilities are located near Washington, D.C. and at Jacksonville, Florida.

         The largest acquired terminal is located on approximately 400 acres on the Potomac River at Piney Point, Maryland. The Piney Point terminal has approximately 5.5 million barrels of storage capacity in 30 tanks and is the closest deep water facility to Washington, D.C. The Piney Point terminal competes with other large petroleum terminals in the East Coast, water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products, consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck loading facilities and product blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

         The second largest Steuart terminal, located at Jacksonville, Florida, is located on the St. John's River and consists of a main terminal and two annexes with combined storage capacity of approximately 2.1 million barrels in 28 tanks. The Jacksonville terminal is currently used to store petroleum products including gasoline, No. 2 oil, No. 6 oil, diesel, kerosene and bunker fuel. This terminal has a tanker berth with a 38-foot draft and six barge berths. The Jacksonville terminal, located on approximately 86 acres, also offers truck and rail car loading facilities and facilities to blend residual fuels for ship bunkering.

         Other smaller, newly acquired facilities are located in Brunswick, Georgia, Dumfries, Virginia, Savannah, Georgia and Washington, D.C. (two terminals). All of these terminals, except one in Washington, D.C., which is served by the Colonial pipeline, have facilities to receive product from barges or ships and facilities to load tank trucks. Except for the Brunswick, Georgia terminal, which is on leased land, each of these facilities is now owned by the Partnership.

         The eighth facility that the Partnership acquired in the Steuart transaction consists of a barge receiving dock, an 11.3 mile pipeline, three 24,000 barrel double-bottomed tanks and an administration building located at Andrews Air Force Base. This facility provides the barge receipt, pipeline transportation and terminaling services for jet fuel to Andrews Air Force Base on a tariff basis for the Defense Fuel Supply Center and has served the base for the past 30 years.

         Competition and Business Considerations

         In addition to the terminals owned by independent terminal operators, many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

         Independent terminal owners compete based on the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as "deep-water terminals" and terminals without such facilities are referred to as "inland terminals" (some inland facilities are served by barges on navigable rivers).

         Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal. An increasingly important aspect of versatility and the service function is an operator's ability to offer product handling and storage in compliance with environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with a greater diversity of terminals with versatile storage applications typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

         Several companies offering liquid terminaling facilities have significantly more capacity than ST. However, the majority of ST's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators, including GATX Terminals Corporation, Williams, Northville Industries Corporation and Petroleum Fuel & Terminal Company, have facilities used primarily for petroleum related products. As a result, most of Steuart's terminals will be competing against other large petroleum products terminals rather than the specialty liquids facilities offered by tankage at ST's waterfront terminals. Such specialty or "niche" tankage is less abundant in the U.S., and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.

         Capital Expenditures

         Capital expenditures, excluding acquisitions, by the Pipelines were $5.1 million, $2.2 million and $3.4 million, respectively, for the three years ended from December 31, 1993 to December 31, 1995. Approximately 66% of the aggregate of these capital expenditures related primarily to maintenance of existing operations and approximately 28% related to expansion projects.
During these periods, adequate Pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $3.0 million, $5.0 million and $5.6 million, respectively, for the three years ended from December 31, 1993 to December 31, 1995.



         Capital expenditures of the Partnership (including ST) for maintenance of existing operations during 1996 are expected to be approximately $7.5 million. Capital expenditures for expansionary purposes during 1996 are expected to be approximately $2.0 million. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity"). Additional expansionary capital expenditures will depend on future opportunities to expand the Partnership's operation. The General Partner intends to finance future expansive and some environmental capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability and/or choose to finance such expenditures through borrowing.

REGULATION

         Interstate Regulation

         General. The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by complaint to FERC filed by a shipper or on the FERC's own initiative, and reparations may be recovered by the party filing the complaint for the two year period prior to the complaint if FERC finds the rate to be unlawful.

         In general, petroleum product pipeline rates are cost-based. Such rates are permitted to generate operating revenues, based on projected volumes, not greater than the total of the following components: (i) operating expenses,

(ii) depreciation and amortization, (iii) federal and state income taxes (determined on a separate company basis and adjusted or "normalized" to avoid year to year variations in rates due to the effect of timing differences between book and tax accounting for certain expenses, primarily depreciation) and (iv) an overall allowed rate of return on the pipeline's "rate base". Generally, rate base is a measure of the investment in, or value of, the common carrier assets of a petroleum products pipeline.

         In 1985, the FERC began issuing a series of opinions ("FERC Opinions") providing that oil pipeline rates would continue to be cost-based. The FERC Opinions required that the rate base should be calculated by the net depreciated "trended original cost" ("TOC") methodology. Under the TOC methodology, after a starting rate base has been determined, a pipeline's rate base is to be (i) increased by property additions at cost plus an amount equal to the equity portion of the rate base multiplied or "trended" by an inflation factor and (ii) decreased by property retirements, depreciation and amortization of rate base write-ups reflecting inflation.

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

         The Interstate Commerce Commission, which regulated oil pipelines until 1978, had formerly determined rate base by using a current valuation methodology. The FERC Opinions abandoned the valuation methodology and required pipelines to establish a transition rate base for the pipeline's existing plant. This transition rate base, called the "starting rate base," is the sum of (i) the net depreciated original cost of the pipeline's property multiplied by the ratio of debt to total capitalization and (ii) the net depreciated reproduction portion of the valuation rate base as of 1983, multiplied by the ratio of equity to total capitalization. The original cost of land, rights of way less book depreciation, allowed working capital and plant less book depreciation that were not included in the 1983 valuation may be added to the starting rate base.

         The actual capital structure as of June 28, 1985 of either the pipeline or its parent is typically used to establish the starting rate base. In general, the pipeline's structure is used if the pipeline issues long-term debt to outside investors without any parent guarantee and the parent's structure is used if the pipeline has no long-term debt, issues long-term debt to its parent, or its long-term debt is guaranteed by its parent. In individual cases, however, FERC may determine that the actual capital structure of the pipeline or its parent is inappropriate for rate regulation purposes. The FERC may then impute to the pipeline the capital structure it deems appropriate to the pipeline's risk.

         In addition to the TOC methodology, the FERC has indicated a willingness to consider departures from cost-of-service rates depending upon whether a pipeline's individual markets are sufficiently competitive. In a proceeding involving Buckeye Pipeline Company ("Buckeye"), the FERC invited jurisdictional pipelines to demonstrate that they lack significant market power in all or some of their markets. In Buckeye, the FERC accepted a three-year experimental program of light-handed regulation of the pipeline's rates. Under the program, the FERC permitted the use of the volume-weighted average of Buckeye's actual rates in those markets where it lacked significant market power to determine the price cap for rates in non-competitive markets.

         The Partnership has not attempted to depart from cost-based rates. Instead, it has continued to rely on the traditional, cost-based TOC methodology. The TOC methodology has not been subject to judicial review.

         Under Title XVIII of the Energy Policy Act of 1992 (the "EP Act"), rates that were in effect on October 24, 1991 that were not subject to a protest, investigation or complaint are deemed to be just and reasonable. Such rates are subject to challenge only for limited reasons, relating to (i) substantially changed circumstances in either the economic circumstances of the subject pipeline or the nature of the services, (ii) a contractual bar that prevented the complainant from previously challenging the rates or (iii) a claim that such rates are unduly discriminatory or preferential. Any relief granted pursuant to such challenges may be prospective only. Because the Partnership's rates that were in effect on October 24, 1991, were subject to investigation and protest at that time, its rates were not deemed to be just and reasonable pursuant to the EP Act. The Partnership's current rates became final and effective in April 1994, and the

Partnership believes that its currently effective tariffs are just and reasonable and would withstand challenge under the FERC's cost-based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

         The EP Act also required the FERC to issue a final rule establishing a simplified and generally applicable rate making methodology for oil pipelines no later than October 24, 1993. The FERC was also required to issue a final rule to streamline procedures relating to oil pipeline rates "in order to avoid unnecessary regulatory costs and delays" no later than April 24, 1994.

         On October 22, 1993, the FERC issued Order No. 561 implementing the EP Act. Order No. 561, among other things, adopted a simplified and generally acceptable rate making methodology for future oil pipeline rate changes in the form of indexation. Indexation, which is also known as price cap regulation, establishes ceiling prices on oil pipeline rates based on application of a broad-based measure of inflation in the general economy to existing rates.
Rate increases up to the ceiling level are to be discretionary for the pipeline, and, for such rate increases, there will be no need to file cost-of-service or supporting data. Moreover, so long as the ceiling is not exceeded, a pipeline may make a limitless number of rate change filings.

         The pipeline rates in effect at December 31, 1994, which are determined to be just and reasonable, become the "Base Rates" for application of the indexing mechanism. This indexing mechanism calculates a ceiling rate. The pipeline may increase its rates to this calculated ceiling rate without filing a formal cost based justification and with limited risk of shipper protests. Shippers may still be permitted to protest pipeline rates, even if the rate change does not exceed the index ceiling, if the shipper can demonstrate that the "increase is so substantially in excess of the actual cost increase incurred by the pipeline" that the proposed rate would be unjust and unreasonable. The index is cumulative, attaching to the applicable ceiling rate and not to the actual rate charged. Thus, a rate that is not increased to the ceiling level in a given year may still be increased to the ceiling level in the following year. The pipeline may be required to decrease the current rate if the rate being charged exceeds the ceiling level.

         The index underlying Order No. 561 is to serve as the principal basis for the establishment of oil pipeline rate changes in the future. As explained by the FERC in Order Nos. 561 and 561-A, however, there may be circumstances where the indexing mechanism will not apply. Specifically, the FERC determined that a pipeline may utilize any one of the following three alternative methodologies to indexing: (i) a cost-of-service methodology may be utilized by a pipeline to justify a change in a rate if a pipeline can demonstrate that its increased costs are prudently incurred and that there is a substantial divergence between such increased costs and the rate that would be produced by application of the index; (ii) a pipeline may file a rate change as part of a settlement when it secures the agreement of all of its existing shippers; and
(iii) consistent with the Buckeye precedent, a pipeline may base its rates upon a "light-handed" market-based form of regulation if it is able to demonstrate a lack of significant market power in the relevant markets.

         The indexing mechanism does not apply to initial rates of a pipeline, which will still generally be established using the traditional TOC methodology. Order No. 561 provides, however, that a pipeline can file an initial rate based upon the agreement of at least one non-affiliated shipper, without an accompanying cost-of-service justification for such rate. Yet, if this agreed-upon rate is protested by another shipper, the pipeline will be required to justify the initial rate on a cost-or-service basis. The initial rate that is established by the pipeline becomes the pipeline's "Base Rate", and the indexing mechanism will be applicable to that rate in subsequent years.

         On October 28, 1994, after hearings and public comment period, the FERC issued Order Nos. 571 and 572, intended as procedural follow-ups to Order No. 561. In Order No. 571, the FERC (i) articulated cost-of-service and reporting requirements to be applicable to pipeline initial rates and to situations where indexing is determined to be inappropriate; (ii) adopted rules for the establishment of revised depreciation rates; and (iii) revised the information required to be reported by pipelines in their Form No. 6, "Annual Report for Oil Pipelines". Order No. 572 establishes the filing requirements and procedures that must be followed when a pipeline seeks to charge market-based rates.

         On June 15, 1995, the FERC issued a decision involving Lakehead Pipeline Partners, L.P. ("Lakehead"), an unrelated oil pipeline limited partnership. In this decision, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service, and thereby reversed the previous December 1993 ruling of the Presiding Administrative Law Judge on this issue. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the Partnership interests held by individuals. Both Lakehead and representatives of its customers have filed motions for rehearing. It is unlikely, however, that the FERC will reverse itself on this issue on rehearing. It is possible that either Lakehead or its customers may ultimately seek judicial review of the FERC decision, and it is difficult to predict what position would be adopted by a reviewing court on the income tax issue. In another FERC proceeding that has not yet reached the hearing stage, involving a different oil pipeline limited partnership, various shippers have challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff has also filed testimony that supports the disallowance of income taxes. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units, Preference Units and Preference B Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

         Intrastate Regulation

         General. The intrastate operations of the East Pipeline in Kansas are subject to regulation by the Kansas Corporation Commission, and the intrastate operations of the West Pipeline in Colorado and Wyoming are subject to regulation by the Colorado Public Utility commission and the Wyoming Public Service Commission, respectively. Like the FERC, the state regulatory authorities require that shippers be notified of proposed intrastate tariff increases and have an opportunity to protest such increases. KPOP also files with such state authorities copies of interstate tariff changes filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.

ENVIRONMENTAL MATTERS

         General. The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership.

         Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. States in which the Partnership operates have also enacted similar laws. Regulations are currently being developed under OPA and state laws that may also impose additional regulatory burdens on the Partnership.

         The Pipelines cross several navigable rivers and streams. The FWPCA imposes strict controls against the discharge of oil and its derivatives into navigable waters. The FWPCA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters or into the groundwater.

         Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. The East Pipeline has experienced limited groundwater contamination at four terminal sites (Milford, Iowa, Norfolk and Columbus, Nebraska, and Yankton, South Dakota) resulting from spills of refined petroleum products. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. The Partnership estimates that $600,000 has been expended to date for remediation at these four sites and that ongoing remediation expenses at each site will be less than $5,000 per year for the next several years. Groundwater contamination is also known to exist at East Pipeline sites in Augusta,

Kansas and in Potwin, Kansas, but no remediation has been required. Although no assurances can be made, if remediation is required, the Partnership believes that the resulting cost would not be material.

         The East Pipeline experienced a spill due to third party damage during the first quarter of 1991. Remediation of the ground water impacted by this spill has been underway since the second quarter of 1991. The Partnership estimates that on-going remediation expenses will be in the range of $10,000 to $15,000 per year. Regulatory authorities have been notified. The Partnership has filed suit against the third party seeking compensation for damages. The case is currently scheduled for trial during the second quarter of 1996.

         During 1994, the East Pipeline experienced a seam rupture of its 8" northbound line in Nebraska in January and another similar rupture on the same line in April. As a result of these ruptures, KPOP reduced the maximum operating pressure on this line to 60% of the Maximum Allowable Operating Pressure ("MAOP") and, on May 24, 1994 commenced a hydrostatic test to determine the integrity of over 80 miles of that line. The test was completed on the entire 80 miles on May 29, 1994, and the line was authorized to return to approximately 80% of MAOP pending review by the Department of Transportation ("DOT") of the hydrostatic test results. On July 29, 1994, the DOT authorized most of the line to return to the historical MAOP. Approximately 30 miles of the line was authorized to return to slightly less than historical MAOP. Although the Partnership has expended approximately $170,000 to date for remediation at these rupture sites, the total amount of remediation expenses that will be required has not yet been determined. These expenses are not expected to have a material effect upon the results of the Partnership.

         ST has experienced groundwater contamination at its terminal sites at Baltimore, Maryland, and Alamogordo, New Mexico. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. Groundwater contamination also exists at the ST terminal site in Stockton, California and in the areas surrounding this site as a result of the past operations of five of the facilities operating in this area. ST has entered into an agreement with three of these other companies to allocate responsibility for the clean up of the contaminated area. Under the initial estimate of remedial costs, the parties (including ST) at Stockton would pay in total approximately $752,000. However, the remediation costs have not been finalized and could ultimately increase or decrease. In addition, ST is responsible for up to two-thirds of the costs associated with existing groundwater contamination at a formerly owned terminal at Marcy, New York, which also is being remedied through extraction wells and air strippers. The Partnership has expended approximately $350,000 to date for remediation at these four sites and estimates that on-going remediation expenses will aggregate approximately $300,000 to $450,000 over the next three years.

         Groundwater contamination has been identified at ST terminal sites at Montgomery, Alabama and Milwaukee, Wisconsin, but no remediation has taken place. Shell Oil Company has indemnified ST for any contamination at the Milwaukee site prior to ST's acquisition of the facility. Star Enterprises, the former owner of the Montgomery terminal, has indemnified ST for contamination at a portion of the Montgomery site where contamination was identified prior to ST's acquisition of the facility. A remediation system is in place to address groundwater contamination at the ST terminal facility in Augusta, Georgia. Star Enterprises, the former owner of the Augusta terminal, has indemnified ST for this contamination and has retained responsibility for the remediation system. There is also a possibility that groundwater contamination may exist at other facilities. Although no assurance in this regard can be given, the Partnership believes that such contamination, if present, could be remedied with extraction wells and air strippers similar to those that are currently in use and that resulting costs would not be material.

         In 1991, the Environmental Protection Agency (the "EPA") implemented regulations expanding the definition of hazardous waste. The Toxicity Characteristic Leaching Procedure ("TLC") has broadened the definition of hazardous waste by including 25 constituents that were not previously included in determining that a waste is hazardous. Water that comes in contact with petroleum may fail the "TLC" procedure and require additional treatment prior to its disposal. The Partnership has installed totally enclosed wastewater treatment systems at all East Pipeline terminal sites to treat such petroleum contaminated water, especially tank bottom water.

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

         Groundwater remediation efforts are ongoing at the West Pipeline's Dupont, Colorado terminal and will be required at the three other West Pipeline terminals and one pump station. Regulatory officials have been consulted in the development of remediation plans. In the course of acquisition negotiations, KPOP's regulatory group and its outside environmental consultants agreed upon the expense and costs of these required remediations. In connection with the purchase of the West Pipeline, KPOP agreed to implement the agreed remediation plans at these specific sites over the next five years in return for the payment by Wyco Pipe Line Company of the estimated costs thereof. At the closing, Wyco Pipe Line Company paid $1,312,000 to KPOP to cover the discounted future costs of these remediations. In conjunction with the acquisition, the Partnership accrued $2.1 million for these future remediation expenses.

         The Steuart terminals have experienced groundwater contamination at the Piney Point, Maryland, Jacksonville, Florida and each of the Washington, D.C. facilities. Foreseeable remediation expenses are estimated not to exceed $1.8 million. The Partnership has agreed to assume the existing remediation and the costs thereof up to $1.8 million. The Asset Purchase Agreements provide, with respect to unknown environmental damages that are discovered after the closing and that were caused by operations conducted by Steuart prior to the closing, that the Partnership and Steuart will share those expenses at a ratio of 20% for the Partnership and 80% for Steuart until a total of $2.5 million has been expended. Thereafter, such expenses will be the Partnership's responsibility. This indemnity will expire three years from the closing of the Steuart terminals acquisition. In conjunction with the acquisition, the Partnership accrued $2.3 million for these expenses.

         Aboveground Storage Tank Acts. A number of the states in which the Partnership operates have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks in the tanks. Although there is not currently a federal statute regulating these above ground tanks, there is a possibility that such a law will be passed within the next couple of years. The Partnership is in substantial compliance with all above ground storage tank laws in the states with such laws. Although no assurance can be given, the Partnership believes that the future implementation of above ground storage tank laws by either additional states or by the federal government will not have a material adverse effect on the Partnership's financial condition or results of operations.

         Air Emissions. The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of the Pipelines are in substantial compliance with such statues in all states in which they operate.

         Amendments to the Federal Clean Air Act enacted in late 1990 will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that are to be developed and implemented by the EPA and state environmental agencies during the next decade. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides and are located in non-attainment areas will be subject to increasingly stringent regulations, including requirements that certain sources install reasonably available control technology. The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the Partnership's facilities are included within the categories of hazardous air pollutant sources that will be affected by these regulations. Additionally, new dockside loading facilities owned or operated by the Partnership will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations will control VOC emissions from the loading and unloading of tank vessels. In 1995, ST completed the installation of a marine vapor collection system and large flare at its Texas City terminal at a cost of approximately $2.0 million.

         Although the Partnership is in substantial compliance with applicable air pollution laws, in anticipation of the passage of stricter air control regulations, the Partnership is taking actions to substantially reduce its air emissions. The Partnership plans to install bottom loading and vapor recovery equipment on the loading racks at selected terminal sites that do not already have such emissions control equipment. These modifications are expected to substantially reduce the total air emissions from each of these facilities. Having begun in 1993, this project is being phased in over a period of years.

         Solid Waste. The Partnership generates non-hazardous solidwaste that is subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, the Partnership is not required to comply with a substantial portion of the RCRA requirements because the Partnership's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during pipeline operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non- hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

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

         Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance". The Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

         ST has been named a potentially responsible party for a site located at Elkton, Maryland, operated by Spectron, Inc. until August 1988. This site is presently under the oversight of the EPA and is listed as a federal "Superfund" site. A small amount of material handled by Spectron was attributed to ST. The Partnership believes that ST will be able to settle its potential obligation in connection with this matter for an aggregate cost of approximately $10,000. However, until a final settlement agreement is signed with the EPA, there is a possibility that the EPA could bring additional claims against ST.

         Environmental Impact Statement. The National Environmental Policy Act of 1969 (the "NEPA") applies to certain extensions or additions to a pipeline system. Under NEPA, if any project that would significantly affect the quality of the environment requires a permit or approval from any federal agency, a detailed environmental impact statement must be prepared. The effect of the NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction.

         Indemnification. KPL has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Nevertheless, the Partnership will remain liable for the remediation of groundwater contamination resulting from three spills and the possible groundwater contamination at a pumping and storage site referred to under "Water" to the standards that are in effect at the time such remediation operations are concluded. In addition, ST's former owner has agreed to indemnify the Partnership against liabilities for damages to the environment from operations conducted by such former owners prior to March 2, 1993. The indemnity, which expires March 1, 1998, is limited in amount to 60% of any claim exceeding $100,000 until an aggregate amount of $10 million has been paid by ST's former owner. In addition, with respect to unknown environmental expenses from operations conducted by Wyco Pipe Line Company prior to the closing of the Partnership's acquisition of the West Pipeline, KPOP has agreed to pay the first $150,000 of such expenses, KPOP and Wyco Pipe Line Company will share, on an equal basis, the next $900,000 of such expenses and Wyco Pipe Line Company will indemnify KPOP for up to $2,950,000 of such expenses thereafter. The indemnity expires in August 1999. To the extent environmental liabilities exceed the amount of such indemnity, KPOP has affirmatively assumed the excess environmental liabilities.

         The Steuart terminals Asset Purchase Agreements provide, with respect to unknown environmental damages that are discovered after the closing of the Steuart terminals acquisition and that were caused by operations conducted by Steuart prior to the closing, that the Partnership and Steuart will share expenses associated with such environmental damages at a ratio of 20% for the Partnership and 80% for Steuart until a total of $2.5 million has been expended. Thereafter, such expenses will be the Partnership's responsibility. This indemnity will expire three years from the closing of the Steuart terminals acquisition and will be secured by a cash escrow fund.

SAFETY REGULATION

         The Pipelines are subject to regulation by the Department of Transportation under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such plan, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation.

         The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

         The Partnership is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that it is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

         The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statues require the Partnership to organize information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, the Partnership expects to increase its expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although they are not expected to have a material adverse impact on the Partnership.


EMPLOYEES

         The Partnership has no employees. The pipeline business of the Partnership is conducted by the General Partner, KPL, which at December 31, 1995, employed 168 persons, 59 of whom were salaried and, approximately 109 of whom were hourly rate employees. Approximately 109 persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, the last collective bargaining contract expired in 1967 and the employees have not operated under a contract since that date.

         The Partnership's liquids terminaling business is conducted through subsidiaries of ST which at December 31, 1995, employed 175 persons, approximately 105 of whom were salaried and approximately 70 of whom were hourly rate employees. Approximately 34 persons employed by ST were subject to representation by the Oil, Chemical and Atomic Workers International Union AFL-CIO ("OCAW"). ST has an agreement with OCAW regarding conditions of employment for the above persons, which is in effect through June 28, 1996. This agreement is subject to automatic renewal for successive one-year periods unless ST or OCAW serves written notice to terminate or modify such agreement in a timely manner. In addition to the above, ST employed approximately 28 part-time hourly employees at December 31, 1995.

         On January 1, 1996, ST hired 79 former employees of Steuart Petroleum Company who were working at the various terminals. None of these employees are represented by a union.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 1995.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SENIOR PREFERENCE UNITS AND RELATED UNITHOLDER MATTERS

        The Partnership's senior preference limited partner interests ("Senior Preference Units") and Preference Units are listed and traded on the New York Stock Exchange. At March 15, 1996, there were approximately 1,081 Senior Preference Unitholders of record and approximately 200 Preference Unitholders of record. Set forth below are prices for Senior Preference Units and Preference Units, respectively, on the New York Stock Exchange and cash distributions per Senior Preference Unit and Preference Unit, respectively, paid for the periods indicated.

                                       SENIOR PREFERENCE
                                          UNIT PRICES
                                       ------------------    CASH DISTRIBUTIONS
    YEAR                                HIGH        LOW           DECLARED
    ----                                ----        ---      ------------------
     1994:

     First Quarter  . . . . . . . . .   28 3/8     24 1/4          .55
     Second Quarter   . . . . . . . .   26 3/8     23 5/8          .55
     Third Quarter  . . . . . . . . .   26         23 1/2          .55
     Fourth Quarter   . . . . . . . .   25 3/8     20 1/2          .55

     1995:

     First Quarter  . . . . . . . . .   24 3/4     20 5/8          .55
     Second Quarter   . . . . . . . .   24 1/2     20 3/4          .55
     Third Quarter  . . . . . . . . .   24 3/4     22 3/8          .55
     Fourth Quarter   . . . . . . . .   25         23 1/8          .55

     1996:

     First Quarter
     (through March 15, 1996)   . . .   26 1/2     23 7/8          .55

                                            PREFERENCE
                                           UNIT PRICES
                                       ------------------    CASH DISTRIBUTIONS
   YEAR                                 HIGH        LOW           DECLARED
   ----                                 ----        ---      ------------------
    1995:

    Third Quarter*   . . . . . . . .    22 5/8     22               .55
    Fourth Quarter   . . . . . . . .    22 1/2     21 5/8           .55
    *Partial Period Data

    1996:

    First Quarter  . . . . . . . . .    24 3/8     22 1/2           .55
    (through March 15, 1996)

         The Partnership has paid the Minimum Quarterly Distribution on each outstanding Senior Preference Unit for each quarter since the Partnership's inception. The Partnership has also paid the Minimum Quarterly Distribution on Preference Units with respect to all quarters since inception of the Partnership, except for the failure to pay distributions in the second, third and fourth quarters of 1991 totaling $9,323,000. All such arrearages have since been satisfied and none remain as of December 31, 1995. Prior to 1994, no distributions were paid on the outstanding Common Units, which are not entitled to arrearages in the payment of the Minimum Quarterly. In 1994, distributions totaling $1,738,000 were paid and in 1995, distributions totaling $4,582,000 were paid.

         Under the terms of its financing agreements, the Partnership is prohibited from declaring or paying any distribution if a default exists thereunder.

ITEM 6.    SUMMARY HISTORICAL FINANCIAL AND OPERATING DATA
         The following table sets forth, for the periods and at the dates indicated, selected historical financial and operating data for Kaneb Pipe Line Partners, L.P. and Subsidiaries (the "Partnership"). The data in the table (in thousands, except per unit amounts) is derived from the historical financial statements of the Partnership and should be read in conjunction with the Partnership's audited financial statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                           Year Ended December 31,
                                        ----------------------------------------------------------------
                                           1991        1992        1993(a)          1994        1995(b)
                                        --------     --------     ---------       --------     ---------
INCOME STATEMENT DATA:
Revenue . . . . . . . . . . . .         $ 39,415     $ 42,179     $  69,235       $ 78,745     $  96,928
                                        --------     --------     ---------        --------    ---------
Operating costs . . . . . . . .           14,337       14,507        29,012         33,586        40,617
Depreciation and amortization .            3,519        4,124         6,135          7,257         8,261
General and administrative  . .            2,861        2,752         4,673          4,924         5,472
Legal expenses for tariff
   protest  . . . . . . . . . .            2,172           -            -               -            -
                                        --------     --------     ---------       --------     ---------
   Total costs and expenses . .           22,889       21,383        39,820         45,767        54,350
                                        --------     --------     ---------       --------     ---------
Operating income  . . . . . . .           16,526       20,796        29,415         32,978        42,578
Interest and other income . . .            1,751        1,721         1,331          1,299           894
Interest expense  . . . . . . .           (2,259)      (2,338)       (3,376)        (3,706)       (6,437)
Minority interest . . . . . . .             (159)        (200)         (266)          (295)         (360)
                                        --------     --------     ---------       --------     ---------
Income before income taxes  . .           15,859       19,979        27,104         30,276        36,675
Income taxes(c) . . . . . . . .              -            -            (450)          (818)         (627)
                                        --------     --------     ---------       --------     ---------
Net income  . . . . . . . . . .         $ 15,859     $ 19,979     $  26,654       $ 29,458     $  36,048
                                        ========     ========     =========       ========     =========
Allocation of net income
   per Senior Preference
   Unit(d)  . . . . . . . . . .         $    2.20    $   2.20     $     2.20      $   2.20     $    2.20
                                        =========    ========     ==========      ========     =========
   Preference Unit  . . . . . .         $     .55    $   2.65     $     3.40      $   2.20     $    2.20
                                        =========    ========     ==========      ========     =========
Cash distributions declared per
   Senior Preference Unit   . .         $    2.20    $   2.20     $     2.20      $   2.20    $     2.20
                                        =========    ========     ==========      ========     =========
   Preference Unit  . . . . . .         $     .55    $   2.65     $     3.40      $   2.20     $    2.20
                                        =========    ========     ==========      ========     =========

BALANCE SHEET DATA (AT
   PERIOD END):

Property and equipment, net...          $ 68,225     $ 66,956     $  133,436      $145,646     $ 246,471
Total assets..................            88,530       86,409        162,407       163,105       267,787
Long-term debt................            16,941       20,864         41,814        43,265       136,489
Partners' capital.............            61,918       55,657        100,598        99,754       100,748

(a)   Includes the operations of ST since its acquisition on March 2, 1993.
(b) Includes the operations of the West Pipeline since its acquisition in February 1995 and the operations of Steuart since its acquisition in December 1995.
(c) Subsequent to the acquisition of ST in March 1993, certain operations are conducted in taxable entities.
(d) Net income of the Partnership for each reporting period is allocated to the Senior Preference Units ("SPU") and Preference Units ("PU") in an amount equal to the cash distributions to the SPU and PU declared for that reporting period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and notes thereto and the summary historical and pro forma financial and operating data included elsewhere in this report.

GENERAL

      In September 1989, Kaneb Pipe Line Company ("KPL"), a wholly-owned subsidiary of Kaneb Services, Inc. ("Kaneb"), formed the Partnership to own and operate its refined petroleum products pipeline business. The Partnership operates through KPOP, a limited partnership in which the Partnership holds a 99% interest as limited partner and KPL owns a 1% interest as general partner in both the Partnership and KPOP. The Partnership is engaged through operating subsidiaries in the refined petroleum products pipeline business and, since 1993, terminaling of petroleum products and specialty liquids.

      The Partnership's pipeline business consists primarily of the transportation through the East Pipeline and the West Pipeline, as common carriers, of refined petroleum products. The Partnership acquired the West Pipeline in February 1995 from Wyco Pipe Line Company, a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition was financed by the issuance of $27 million of first mortgage notes due February 24, 2002, which bear interest at the rate of 8.37% per annum. The East Pipeline and the West Pipeline are collectively referred to as the "Pipelines." The Pipelines primarily transport gasoline, diesel oil, fuel oil and propane. The products are transported from refineries connected to the Pipeline, directly or through other pipelines, to agricultural users, railroads and wholesale customers in the states in which the Pipelines are located and in portions of other states. Substantially all of the Pipelines' operations constitute common carrier operations that are subject to federal or state tariff regulations. The Partnership has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products.

      The Partnership's business of terminaling petroleum products and specialty liquids is conducted under the name ST Services ("ST"). ST is the third largest independent terminaling company in the United States. With the acquisition of Steuart (see below), ST operates 31 facilities in 16 states and the District of Columbia with an aggregate tankage capacity of approximately
16.8 million barrels. The Texas City terminal is a deep-water facility primarily serving the Gulf Coast petrochemical industry. The Westwego terminal, purchased in June 1994 and located on the West bank of the Mississippi River across from New Orleans, handles molasses, animal and vegetable oil and fats, fertilizer, latex and caustic solutions. The Baltimore terminal is the largest independent terminal facility in the Baltimore area and handles asphalt, fructose, latex, caustic solutions and other liquids.

      ST acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") in December 1995 for $68 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition was financed with a $68 million bridge loan from a bank. The Steuart terminaling assets consist of seven petroleum product terminal facilities located in the District of Columbia, Florida, Georgia, Maryland and Virginia and the pipeline and terminaling facilities serving Andrews Air Force Base in Maryland. The Piney Point, Maryland terminal is the closest petroleum storage facility to Washington D.C. which has access to deep water. The Jacksonville terminal has 28 tanks with approximately 2.1 million barrels of aggregate storage capacity, which are currently used to store petroleum products. The remainder of ST's terminals primarily handle petroleum products.

      The Partnership acquired ST in March 1993 for approximately $65 million (including $2 million in acquisition costs). In connection with the acquisition, the Partnership borrowed $65 million from a group of banks. In April 1993, the Partnership completed a public offering of 2.25 million Senior Preference Units at $25.25 per unit. The bank loan was partially repaid with $50.8 million of the proceeds from the offering, and the balance was refinanced in December 1994. The Partnership continually evaluates other potential acquisitions.

PIPELINE OPERATIONS                                                  Year Ended December 31,
                                                       --------------------------------------------------
                                                           1993                1994               1995
                                                       -----------        -----------          ----------
Revenues  . . . . . . . . . . . . . . . . . . . . . .  $    44,107        $    46,117          $   60,192
Operating costs . . . . . . . . . . . . . . . . . . .       16,453             17,777              22,564
Depreciation and amortization . . . . . . . . . . . .        4,055              4,276               4,843
General and administrative  . . . . . . . . . . . . .        3,132              2,908               3,038
                                                       -----------        -----------          ----------
Operating income  . . . . . . . . . . . . . . . . . .  $    20,467        $    21,156          $   29,747
                                                       ===========        ===========          ==========

      The Pipelines' revenues are based on volumes shipped and the distances over which such volumes are transported. Revenues increased $14.1 million and $2.0 million in 1995 and 1994, respectively. The increase in 1995 is primarily due to the acquisition of the West Pipeline. The Partnership implemented a tariff increase of approximately 5.5% in April 1994, which accounted for more than one-half of its increase in revenues in 1994 over 1993. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles increased 15% to 16.6 billion barrel miles in 1995 from 14.5 billion barrel miles in 1994, due primarily to the acquisition of the West Pipeline.

      Operating costs which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased $4.8 million in 1995 and $1.3 million in 1994. The 1995 increase is a result of the West Pipeline acquiaition and the 1994 increase is due to increased barrel miles and utility rates, property taxes and materials, supplies and outside services due to unusually high repair and maintenance expenditures. The 1995 increase in depreciation and amortization is a direct result of the February 1995 acquisition of the West Pipeline. General and administrative costs include managerial, accounting and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs.

TERMINALING OPERATIONS

                                                                     Year Ended December 31,
                                                       --------------------------------------------------
                                                           1993                1994               1995
                                                       ----------         -----------          ----------
                                                        Pro Forma           Historical         Historical
                                                       (Unaudited)
Revenues  . . . . . . . . . . . . . . . . . . . . . .  $    29,921        $    32,628          $   36,736
Operating costs . . . . . . . . . . . . . . . . . . .       15,064             15,809              18,053
Depreciation and amortization . . . . . . . . . . . .        2,496              2,981               3,418
General and administrative  . . . . . . . . . . . . .        1,949              2,016               2,434
                                                       ----------         -----------          ----------
Operating income  . . . . . . . . . . . . . . . . . .  $    10,412        $    11,822          $   12,831
                                                       ===========        ===========          ==========

        The increases in revenues are attributable to increases in prices charged for storage and tankage volumes utilized. Revenues increased 13% in 1995 and 9% in 1994. Average annual tankage utilized increased 600,000 barrels to 6.7 million barrels compared to 6.1 million barrels in 1994 primarily as a direct result of terminal acquisitions in 1994 and 1995 and increased 200,000 barrels in 1994 over 1993. Average annual revenues per barrel of tankage utilized increased by $0.13 in 1995 to $5.46 per barrel and increased $0.26 per barrel in 1994 over 1993. Total tankage capacity (16.8 million barrels at December 31, 1995) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service in addition to pricing when selecting terminal storage. Operating costs increased $2.2 million and $.7 million and depreciation and amortization increased $.4 and $.5 in 1995 and 1994, respectively, as a result of the terminal acquisitions in 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

        The ratio of current assets to current liabilities was 0.9 to 1 at December 31, 1995 and 0.8 to 1 at December 31, 1994. Cash provided by operating activities was $44.5 million, $37.9 million and $37.2 million for the years 1995, 1994 and 1993 respectively. The increase in cash flow from operating activities in 1995 was primarily a result of the West Pipeline and the Westwego terminal acquisitions.

        Capital expenditures were $8.9 million, $7.1 million and $8.1 million for 1995, 1994 and 1993, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, material. Environmental damages caused by sudden
and accidental occurrences are included under the       Partnership's insurance
coverages. Capital expenditures of the Partnership for maintenance of existing operations during 1996 are expected to be approximately $7.5 million. Capital expenditures for expansionary purposes during 1996 are expected to be approximately $2.0 million.

        The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. A distribution of $2.20 per unit was paid to Senior Preference Unitholders in 1995, 1994 and 1993. During 1995, 1994 and 1993, the Partnership paid distributions of $12.4 million, ($2.20 per unit), $12.3 million ($2.20 per unit) and $19.3 million ($2.20 per unit and $1.20 per unit in arrearages) to the holders of Preference Units. During 1995 and 1994, the Partnership paid distributions of $4.6 million ($1.45 per unit) and $1.7 million ($0.55 per unit) to the holders of Common Units.

        The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures and some environmental expenditures are expected to be funded through additional Partnership borrowings.

        In 1994, a subsidiary of the Partnership issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. Proceeds from these notes were used to refinance existing debt of the Partnership that was incurred in connection with the ST acquisition in 1993 and the terminal acquisitions in 1994. The notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, the Partnership entered into the Credit Agreement with a group of banks that provides a $15 million revolving credit facility for working capital and other partnership purposes. Borrowings under the Credit Agreement bear interest at variable rates and are due and payable in November 1997. The Credit Agreement has a commitment fee of 0.2% per annum of the unused credit facility. No amounts were drawn under this credit facility at December 31, 1995. The notes and credit facility are secured by a mortgage on the East Pipeline.

        The Partnership acquired the West Pipeline in February 1995 from Wyco Pipe Line Company, a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million. The acquisition was financed by the issuance of $27 million of Notes due February 24, 2002, which bear interest at the rate of 8.37% per annum.

        The acquisition of the Steuart terminaling assets has been initially financed by a $68 million bank bridge loan. The bridge loan bears interest at a variable rate based on the LIBOR rate plus 50 to 100 basis points and its' maturity has been extended until March 1997. The Partnership expects to refinance this loan under terms similar to the Notes discussed above. The loan is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

        In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Both Lakehead and representatives of its customers have filed motions for rehearing. It is possible that either Lakehead or its customers may ultimately seek judicial review of the FERC decision. It is difficult to predict what position would be adopted by a reviewing court on the income tax issue. In another FERC proceeding that has not yet reached the hearing stage, involving a different oil pipeline limited partnership, various shippers have challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff has also filed testimony that supports the disallowance of income taxes. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units, Preference Units and Preference B Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

NEW ACCOUNTING PRONOUNCEMENT

        In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and requires the write-down to market of certain long-lived assets. The Partnership will adopt SFAS 121 in the first quarter of 1996 and such adoption will not have a material effect on the Partnership's financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data of the Partnership begin on page F-1 of this report. Such information is hereby incorporated by reference into this item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Partnership is a limited partnership and has no directors. The Partnership is managed by the Company as general partner. Set forth below is certain information concerning the directors and executive officers of the Company. All directors of the Company are elected annually by Kaneb, as its sole stockholder. All officers serve at the discretion of the Board of Directors of the Company.

                                                                           SENIOR PREFERENCE
                                                           YEARS OF       UNITS BENEFICIALLY
                                  POSITION WITH          SERVICE WITH           OWNED AT           % OF
        NAME           AGE         THE COMPANY           THE COMPANY      MARCH 15, 1996(13)      CLASS
- -----------------      ---        -------------          ------------     -------------------     -----
Edward D. Doherty       60    Chairman of the Board          6 (1)                8,326              *
                                 & Chief Executive
                                 Officer
Leon E. Hutchens        61    President                     36 (2)                  148              *
Douglas M. Easum        56    Vice President -               7 (3)                  -0-              *
                                 Business Development
Howard C. Wadsworth     51    Vice President -               2 (4)                  -0-              *
                                 Treasurer & Secretary
Jimmy L. Harrison       42    Controller                     4 (5)                  -0-              *
John R. Barnes          50    Director                       9 (6)               76,600              1%
Charles R. Cox          53    Director                       1 (7)                  -0-              *
Sangwoo Ahn             57    Director                       7 (8)               35,000              *
Preston A. Peak         72    Director                       7 (9)                  -0-              *
James R. Whatley        69    Director                       7(10)               22,400              *
Ralph A. Rehm           50    Director                       5(11)                  -0-              *
Murray A. Biles         63    Director                      11(12)                  500              *
                                                                                -------
All Directors and Executive Officers as a group (12 persons)                    142,974              2%
                                                                                =======             ==

                                                                              PREFERENCE
                                                           YEARS OF       UNITS BENEFICIALLY
                                 POSITION WITH           SERVICE WITH          OWNED AT           % OF
      NAME             AGE        THE COMPANY            THE COMPANY      MARCH 15, 1996(13)      CLASS
- -----------------      ---        -----------            ------------     -------------------     -----

Edward E. Doherty       60   Chairman of the Board           6 (1)                  700              *
                                 & Chief Executive
                                 Officer
John R. Barnes          50   Director                        9 (6)
                                                                                 60,500              1%
                                                                                 ------
All Directors and Executive Officers as a group (12 persons)                     61,200              1%

- ---------------------------                                                      ======             ==

*Less than one percent



(1) Mr. Doherty, Chairman of the Board of the Company since September 1989, is also Senior Vice President of Kaneb. In addition to the Senior Preference Units and Preference Units set forth above, Mr. Doherty owns 75,000 Common Units representing an aggregate limited partnership interest of less than one percent.
(2) Mr. Hutchens assumed his current position in January 1994, having been with KPL since January 1960. Mr. Hutchens had been Vice President since January 1981. Mr. Hutchens was Manager of Product Movement from July 1976 to January 1981.
(3) Mr. Easum has served the Company as Vice President of Business Development since August 1988, prior to which he was Director of Purchasing with Union Pacific Railroad Company since August 1980.

(4) Mr. Wadsworth serves as an officer of Kaneb. Mr. Wadsworth, currently Vice President, Treasurer and Secretary, joined Kaneb in October, 1990, prior to which he served as general manager of Dorchester Hugoton, Ltd. for more than five years.
(5) Mr. Harrison assumed his present position in November, 1992, prior to which he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.
(6) Mr. Barnes, a director of the Company, is also Chairman of the Board, President and Chief Executive Officer of Kaneb. In addition to the Senior Preference Units and Preference Units set forth above, Mr. Barnes owns 79,000 Common Units representing an aggregate limited partner interest of approximately 1%.
(7) Mr. Cox, a director of the Company since September 1995, is also a director of Kaneb. Mr. Cox has held senior executive level positions for more than the past five years of his twenty-six year career with Fluor Daniel, Inc.
(8) Mr. Ahn, a director of the Company since July 1989, is also a director of Kaneb. Mr. Ahn has been a partner of Morgan Lewis Githens & Ahn, L.P., an investment banking firm, since 1982 and currently serves as a director of Haynes International, Inc., ITI Technologies, Inc., PAR Technology Corporation, Quaker Fabric Corporation, and Stuart Entertainment, Inc.
(9) Mr. Peak, a director of the Company since July 1989, is also a director of Kaneb. Mr. Peak has been General Partner of Dorchester Hugoton, Ltd., an oil and gas exploration and production partnership, for more than the past five years.
(10) Mr. Whatley, a director of the Company since July 1989, is also a director of Kaneb. In addition to serving as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989, Mr. Whatley was elected and served in the additional offices of President and Chief Executive Officer of Kaneb from June until October 1986.
(11) Mr. Ralph Rehm, who is also a director of Kaneb, is President of Northlake Consulting Company, which provides financial consulting services. Mr. Rehm provided consulting services on behalf of one of Kaneb's subsidiaries in 1993 and 1994. Mr. Rehm previously was engaged in financial consulting services for Northlake Consultants from June 1989 to May 1990, prior to which he served as Senior Vice President of Finance and Administration of Kaneb from December 1986.
(12) Mr. Biles joined the Company in November 1953 and served as President from January 1985 until his retirement at the close of 1993.
(13) Units of the Partnership listed are those which are owned by the person indicated, his spouse or children living at home. None of the directors of the Company owns more than two percent of the outstanding Senior Preference Units or Preference Units, respectively, of the Partnership. Each director had sole power with respect to all or substantially all of the Units attributed to him.

AUDIT COMMITTEE

        Messrs. Sangwoo Ahn, Ralph A. Rehm and Preston A. Peak currently serve as the members of the Audit Committee of the Company. Such Committee will, on an annual basis, or more frequently as such Committee may determine to be appropriate, review policies and practices of the Company and the Partnership and deal with various matters as to which conflicts of interest may arise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Company's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 1995, none of the Company's officers or employees participated in the deliberations of the Company's Board of Directors concerning executive officer compensation.

ITEM 11.   EXECUTIVE COMPENSATION

         The Partnership has no executive officers, but is obligated to reimburse the Company for compensation paid to the Company's executive officers in connection with their operation of the Partnership's business.

         The following table sets forth information with respect to the aggregate compensation paid or accrued by the Company during the fiscal years 1995, 1994 and 1993, to the President and each of the most highly compensated executive officers and other key policy making personnel of the Company whose aggregate cash compensation exceeded $100,000.

                          Summary Compensation Table
                          --------------------------

                             Annual Compensation
                             -------------------
  Name and Principal                                 Other Annual      All Other
       Position          Year    Salary    Bonus    Compensation(1)  Compensation(2)
  ------------------     ----    ------    -----    ---------------  ---------------
Edward D. Doherty(4)     1995   $190,833  $133,100       --            $6,096
  Chairman of the Board  1994    180,417    40,000       --             6,833
  and Chief Executive    1993    180,000    88,000       --             7,442
  Officer

Leon E. Hutchens         1995   $164,644  $  5,000       --            $7,278
  President              1994    158,403        --       --             6,465
                         1993    132,375        --       --             5,561

Douglas M. Easum(4)      1995   $125,300        --       --            $6,245
  Vice President         1994    125,054        --       --             5,795
  Business Development   1993    121,967        --    $6,000(3)         6,232

Jimmy L. Harrison        1995   $100,670  $  2,000       --            $5,450
  Controller

- ----------------------------

 (1) Does not include the values of the personal use of Company paid club memberships, nor the personal use of assets, facilities and services of Company employees. The aggregate amount of additional benefits or compensation to any of the individuals listed in the Summary Compensation Table above did not exceed 10% of the reported compensation.

 (2) Represents the Company's annual contributions in 1995 to Kaneb's defined thrift plan and the imputed value of Company-paid group term life insurance.

 (3) Represents a lump sum payment in lieu of cost-of-living salary increases in 1992 and 1993.

 (4) The Compensation for this individual is paid by Kaneb and Kaneb is reimbursed for all or substantially all of such compensation by the Company.

Retirement Plan

       Effective April 1, 1991, Kaneb established a defined contribution thrift plan applicable to the Company that permits all full-time employees who have completed one year of service to contribute 2% to 12% of base compensation, on a pre-tax basis, into participant accounts. In addition to mandatory contribution equal to 2% of base compensation per year for each plan participant, the Company makes matching contributions from 25% to 50% of up to the first 6% of base pay contributed by a plan participant. Employee contributions, together with earnings thereon, are not subject to forfeiture. That portion of a participant's account balance attributable to Company contributions, together with earnings thereon, is vested over a five year period at 20% per year. Participants are credited with their prior years of service for vesting purposes, however, no amounts are accrued for the accounts of participants, including the Company's executive officers, for years of service previous to the plan commencement date. Participants may direct the investment of their contributions into a variety of investments, including Kaneb common stock. Plan assets are held and distributed pursuant to a trust arrangement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Cash Compensation Table above.


       Director's Fees. During 1995, each member of the Company's Board of Directors who was not also an employee of the Company or Kaneb was paid an annual retainer of $4,000 in lieu of all attendance fees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       At March 15, 1996, the Company owned a combined 2% General Partner interest in the Partnership and the Operating Partnership, and owned Preference Units, Preference B Units and Common Units representing an aggregate limited partner interest of approximately 31%.

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

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Set forth below is a list of financial statements appearing in this report.

Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
  Consolidated Statements of Income - Three Years Ended December 31, 1995  . . . . . . .      F -  1
  Consolidated Balance Sheets - December 31, 1995 and 1994 . . . . . . . . . . . . . . .      F -  2
  Consolidated Statements of Cash Flows - Three Years Ended December 31, 1995  . . . . .      F -  3
  Consolidated Statements of Partners' Capital -
    Three years ended December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . .      F -  4
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .      F -  5
  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . .      F - 12


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

  10.3 Restated Credit Agreement dated December 22, 1994 between Kaneb Pipe Line Operating Partnership, L.P., Texas Commerce Bank National Association, and certain Lenders. Said document is on file as Exhibit
       10.3 of the exhibits to Registrant's report on Form 10-K filed for the year ended December 31, 1994, and said exhibit is hereby incorporated by reference.

  10.4 Agreement for Sale and Purchase of Assets dated February 19, 1995 by and among Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P.. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

  10.5 Asset Purchase Agreement by and among Steuart Petroleum Company, SPC Terminals, Inc., Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P. dated August 27, 1995; Piney Point Pipeline Asset Purchase Agreement by and among Piney Point Industries, Inc., Support

       Teminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P. dated August 27, 1995; Purchase Agreement by and among Steuart Investment Company, Support Terminals Operating Partnership,
       L.P. and Kaneb Pipe Line Operating Partnership, L.P. for Cockpit Point dated August 27, 1995; Amendment to Asset Purchase Agreements by and among Steuart Petroleum Company, SPC Terminals, Inc. Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P. Said documents are on file as Exhibits 10.1, 10.2, 10.3, and 10.4 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on January 3, 1996, and said exhibits are hereby incorporated by reference.

  10.6 Bridge Financing Agreement between Kaneb Pipe Line Operating Partnership, L.P., as Borrower, Texas Commerce Bank National Association, as Agent and Texas Commerce Bank National Association, as initial Lender, as amended, dated December 18, 1995, filed herewith.

  21   List of Subsidiaries, filed herewith.

  24   Powers of Attorney, filed herewith.

  27   Financial Data Schedule

   (b) REPORTS ON FORM 8-K - NONE.

               KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                          DECEMBER 31, 1995 AND 1994

                                                                  Year Ended December 31,
                                                 ------------------------------------------------------
                                                       1995                1994               1993
                                                 --------------      --------------     ---------------
Revenues  . . . . . . . . . . . . . . . . . .    $   96,928,000      $   78,745,000     $    69,235,000
                                                 --------------      --------------     ---------------
Costs and expenses:
   Operating costs  . . . . . . . . . . . . .        40,617,000          33,586,000          29,012,000
   Depreciation and amortization  . . . . . .         8,261,000           7,257,000           6,135,000
   General and administrative . . . . . . . .         5,472,000           4,924,000           4,673,000
                                                 --------------      --------------     ---------------
     Total costs and expenses   . . . . . . .        54,350,000          45,767,000          39,820,000
                                                 --------------      --------------     ---------------
Operating income  . . . . . . . . . . . . . .        42,578,000          32,978,000          29,415,000

Interest and other income . . . . . . . . . .           894,000           1,299,000           1,331,000
Interest expense  . . . . . . . . . . . . . .        (6,437,000)         (3,706,000)         (3,376,000)
                                                 --------------      --------------     ---------------
Income before minority
   interest and income taxes  . . . . . . . .        37,035,000          30,571,000          27,370,000

Minority interest in net income . . . . . . .          (360,000)           (295,000)           (266,000)

Income tax provision  . . . . . . . . . . . .          (627,000)           (818,000)           (450,000)
                                                 --------------      --------------     ---------------
Net income    . . . . . . . . . . . . . . . .        36,048,000          29,458,000          26,654,000

General partner's interest
   in net income  . . . . . . . . . . . . . .          (360,000)           (295,000)           (266,000)
                                                 --------------      --------------     ---------------
   in net income  . . . . . . . . . . . . . .    $   35,688,000      $   29,163,000     $    26,388,000
                                                 ==============      ==============     ===============
Allocation of net income per
   Senior Preference Unit and
   Preference Unit  . . . . . . . . . . . . .    $         2.20      $         2.20     $          2.20
                                                 ==============      ==============     ===============


               See notes to consolidated financial statements.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                             ASSETS

                                                                            1995                    1994
                                                                     -----------------        -----------------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .  $       6,307,000        $       4,145,000
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .         10,210,000                5,605,000
   Current portion of receivable from general partner . . . . . . .          2,571,000                2,241,000
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          1,254,000                1,924,000
                                                                     -----------------        -----------------
     Total current assets   . . . . . . . . . . . . . . . . . . . .         20,342,000               13,915,000
                                                                     -----------------        -----------------

Receivable from general partner, less current portion . . . . . . .            974,000                3,544,000
                                                                     -----------------        -----------------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . .        323,671,000              214,556,000
Less accumulated depreciation . . . . . . . . . . . . . . . . . . .         77,200,000               68,910,000
                                                                     -----------------        -----------------
     Net property and equipment   . . . . . . . . . . . . . . . . .        246,471,000              145,646,000
                                                                     -----------------        -----------------
                                                                     $     267,787,000        $     163,105,000
                                                                     =================        =================

                                                LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current portion of long-term debt  . . . . . . . . . . . . . . .  $       1,777,000        $       1,548,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .          3,022,000                4,007,000
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .          3,293,000                1,034,000
   Accrued distributions payable  . . . . . . . . . . . . . . . . .          9,016,000                7,240,000
   Accrued taxes other than income  . . . . . . . . . . . . . . . .          1,687,000                1,018,000
   Deferred terminaling fees  . . . . . . . . . . . . . . . . . . .          2,634,000                1,641,000
   Payable to general partner . . . . . . . . . . . . . . . . . . .            963,000                  786,000
                                                                     -----------------        -----------------
     Total current liabilities  . . . . . . . . . . . . . . . . . .         22,392,000               17,274,000
                                                                     -----------------        -----------------

Long-term debt, less current portion  . . . . . . . . . . . . . . .        136,489,000               43,265,000
                                                                     -----------------        -----------------

Other liabilities and deferred taxes  . . . . . . . . . . . . . . .          7,160,000                1,820,000
                                                                     -----------------        -----------------

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .            998,000                  992,000
                                                                     -----------------        -----------------


Partners' capital:
   Senior preference unitholders  . . . . . . . . . . . . . . . . .         47,288,000               47,288,000
   Preference unitholders . . . . . . . . . . . . . . . . . . . . .         37,239,000               45,247,000
   Preference B unitholders . . . . . . . . . . . . . . . . . . . .          8,008,000                     -
   Common unitholders . . . . . . . . . . . . . . . . . . . . . . .          7,215,000                6,227,000
   General partner  . . . . . . . . . . . . . . . . . . . . . . . .            998,000                  992,000
                                                                     -----------------        -----------------
     Total partners' capital  . . . . . . . . . . . . . . . . . . .        100,748,000               99,754,000
                                                                     -----------------        -----------------
                                                                     $     267,787,000        $     163,105,000
                                                                     =================        =================


               See notes to consolidated financial statements.

               KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                  ----------------------------------------------------------
                                                                        1995                  1994                 1993
                                                                  -----------------    -----------------    ----------------
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .   $      36,048,000    $      29,458,000    $     26,654,000
                                                                  -----------------    -----------------    ----------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .           8,261,000            7,257,000           6,135,000
    Minority interest in net income   . . . . . . . . . . . . .             360,000              295,000             266,000
    Deferred income taxes   . . . . . . . . . . . . . . . . . .             624,000              626,000             414,000
    Changes in working capital components:
      Accounts receivable   . . . . . . . . . . . . . . . . . .          (4,605,000)          (1,101,000)          2,873,000
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . .             670,000             (257,000)           (954,000)
      Accounts payable and accrued expenses   . . . . . . . . .           1,943,000            1,241,000           1,761,000
      Deferred terminaling fees   . . . . . . . . . . . . . . .             993,000               41,000             113,000
      Payable to general partner  . . . . . . . . . . . . . . .             177,000              293,000             (78,000)
                                                                  -----------------    -----------------    ----------------
         Net cash provided by operating activities  . . . . . .          44,471,000           37,853,000          37,184,000
                                                                  -----------------    -----------------    ----------------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . .          (8,946,000)          (7,147,000)         (8,132,000)
  Acquisitions of pipelines and terminals   . . . . . . . . . .         (97,850,000)         (12,320,000)        (62,677,000)
  Other     . . . . . . . . . . . . . . . . . . . . . . . . . .           2,429,000              203,000             242,000
                                                                  -----------------    -----------------    ----------------
         Net cash used by investing activities  . . . . . . . .        (104,367,000)         (19,264,000)        (70,567,000)
                                                                  -----------------    -----------------    ----------------


Financing activities:
  Changes in receivable from general partner  . . . . . . . . .           2,240,000            1,954,000           1,704,000
  Proceeds from issuance of partnership units   . . . . . . . .             -                    -                53,159,000
  Issuance of long-term debt  . . . . . . . . . . . . . . . . .          96,500,000           41,350,000          86,300,000
  Payments of long-term debt  . . . . . . . . . . . . . . . . .          (3,047,000)         (42,201,000)        (62,677,000)
  Distributions:
    Senior preference unitholders   . . . . . . . . . . . . . .         (15,950,000)         (15,950,000)        (13,475,000)
    Preference unitholders  . . . . . . . . . . . . . . . . . .         (12,430,000)         (12,308,000)        (19,286,000)
    Common unitholders  . . . . . . . . . . . . . . . . . . . .          (4,582,000)          (1,738,000)                 -
    General partner and minority interest   . . . . . . . . . .            (673,000)            (612,000)           (669,000)
                                                                  -----------------    -----------------    ----------------


         Net cash provided (used) by financing
           activities . . . . . . . . . . . . . . . . . . . . .          62,058,000          (29,505,000)         45,056,000
                                                                  -----------------    -----------------    ----------------
Increase (decrease) in cash and cash equivalents  . . . . . . .           2,162,000          (10,916,000)         11,673,000

Cash and cash equivalents at beginning of period  . . . . . . .           4,145,000           15,061,000           3,388,000
                                                                  -----------------    -----------------    ----------------
Cash and cash equivalents at end of period  . . . . . . . . . .   $       6,307,000    $       4,145,000    $     15,061,000
                                                                  =================    =================    ================
Supplemental information - Cash paid for interest . . . . . . .   $       5,479,000    $       3,470,000    $      3,375,000
                                                                  =================    =================    ================

               See notes to consolidated financial statements.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS  CAPITAL
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  SENIOR
                                PREFERENCE         PREFERENCE      PREFERENCE B        COMMON          GENERAL
                               UNITHOLDERS        UNITHOLDERS       UNITHOLDERS      UNITHOLDERS       PARTNER         TOTAL
                               -----------        -----------       -----------      -----------       -------         -----
Partners' capital at
 January 1, 1993  . . . . . . $ 23,934,000     $ 27,047,000      $     -          $ 4,120,000      $  556,000     $  55,657,000

1993 income allocation  . . .   14,342,000       19,286,000            -           (7,240,000)        266,000        26,654,000

Allocation of proceeds
 from issuance of
 partnership units  . . . . .   23,354,000       18,200,000            -           10,180,000         524,000        52,258,000

Distributions declared. . . .  (14,342,000)     (19,286,000)           -                 -           (343,000)      (33,971,000)
                              ------------     ------------      ----------       -----------      ----------     -------------

Partners' capital at
 December 31, 1993. . . . . .   47,288,000       45,247,000            -            7,060,000       1,003,000       100,598,000

1994 income allocation. . . .   15,950,000       12,308,000            -              905,000         295,000        29,458,000

Distributions declared. . . .  (15,950,000)     (12,308,000)           -           (1,738,000)       (306,000)      (30,302,000)
                              ------------     ------------      ----------       ------------     ----------     -------------

Partners' capital at
 December 31, 1994  . . . . .   47,288,000       45,247,000            -            6,227,000         992,000        99,754,000

Unit Conversion . . . . . . .        -           (8,008,000)      8,008,000              -                -               -

1995 income allocation. . . .   15,950,000       11,880,000         550,000         7,308,000         360,000        36,048,000

Distribution declared . . . .  (15,950,000)     (11,880,000)       (550,000)       (6,320,000)       (354,000)      (35,054,000)
                              ------------     ------------      ----------      ------------      ----------     -------------

Partners' capital at
 December 31, 1995  . . . . . $ 47,288,000     $ 37,239,000      $8,008,000      $  7,215,000      $  998,000     $ 100,748,000
                              ============     ============      ==========      ============      ==========     =============

Limited Partnership
 Units outstanding at
 January 1, 1993  . . . . . .    5,000,000        5,650,000            -            3,160,000              (a)       13,810,000

Limited Partnership
 Units issued in 1993 . . . .    2,250,000           -                 -                 -                            2,250,000
                              ------------     ------------      ----------      ------------      ----------     -------------

Limited Partnership
 Units outstanding at
 December 31, 1994  . . . . .    7,250,000        5,650,000            -            3,160,000              (a)       16,060,000

Unit Conversion . . . . . . .
                                     -           (1,000,000)      1,000,000              -                -               -
                              ------------     ------------      ----------      ------------      ----------     -------------
Limited Partnership
  Units outstanding at
  December 31, 1995 . . . . .    7,250,000(b)     4,650,000       1,000,000         3,160,000              (a)       16,060,000
                              ============     ============      ==========      ============      ==========     =============


(a) Kaneb Pipe Line Company owns a combined 2% interest in Kaneb Pipe
    Line Partners, L.P. as General Partner.
(b) The Partnership Agreement allows for an additional issuance of up to 7.8 million senior preference units.

                See notes to consolidated financial statements.

1.   PARTNERSHIP ORGANIZATION

              Kaneb Pipe Line Partners, L.P. (the "Partnership"), a master limited partnership, owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. Kaneb Pipe Line Company (the "Company"), a wholly-owned subsidiary of Kaneb Services, Inc. ("Kaneb"), as general partner holds a 1% general partner interest in both the Partnership and KPOP. The Company's 1% interest in KPOP is reflected as the minority interest in the financial statements.

              In April 1993, the Partnership completed a public offering of
     2.25 million Senior Performance Units ("SPU") at $25.25 per unit. The net proceeds from the offering of $52.8 million was allocated among the equity accounts of the unitholders, general partner and minority interest based on the ownership percentages of the partnership subsequent to the offering. The Partnership believes this allocation approximates the distribution of the net assets upon liquidation, assuming the Partnership was liquidated at net book value. However, the actual distribution of the net assets upon liquidation could be significantly different as a result of the fair market value of the net assets being substantially different than the net book value of the Partnership's assets in the accompanying financial statements.

              In September 1995, a subsidiary of the Company sold 3.5 million of the Preference Units ("PU") it held in a public offering and exchanged
     1.0 million of its PU's for 1.0 million Preference B Units, which are subordinate to the PU's. At December 31, 1995, the Company owns an approximate 31% interest as a limited partner in the form of Preference Units, Preference B Units and Common Units, and as a general partner owns a combined 2% interest. The SPU's represent an approximate 44% interest in the Partnership and the 3.5 million publicly held Preference Units represent an approximate 22% interest. An approximate 1% ownership interest in the form of 60,500 PU's and 154,000 Common Units is held by officers of Kaneb.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The following significant accounting policies are followed by the Partnership in the preparation of the consolidated financial statements. The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     ENVIRONMENTAL MATTERS

              The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership.

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The Partnership has recorded a reserve for environmental claims in the amount of $5.2 million (including $4.4 million relating to the acquisitions of the West Pipeline and Steuart - see Note 3) at December 31, 1995 in other liabilities on the accompanying balance sheet.

              The Company has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations. In addition, ST's former owner has agreed to indemnify the Partnership against liabilities for damages to the environment from operations conducted by the former owner prior to March 2, 1993. The indemnity, which expires March 1, 1998, is limited in amount to 60% of any claim exceeding $0.1 million, up to a maximum of $10 million.

     INCOME TAX CONSIDERATIONS

     Income before income tax expense is made up of the following components:

                                                                       Year Ended December 31,
                                                 ---------------------------------------------------------------
                                                        1995                   1994                   1993
                                                 -----------------      -----------------       -----------------
     Partnership operations   . . . . . . . . .    $ 35,269,000            $ 28,156,000            $ 26,088,000
                                                      1,406,000               2,120,000               1,016,000
     Corporate operations   . . . . . . . . . .    ------------            ------------            ------------
                                                   $ 36,675,000            $ 30,276,000            $ 27,104,000
                                                   ============            ============            ============

            Partnership operations are not subject to federal or state income taxes. However, certain operations of ST are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 1995, 1994 and 1993 consists of deferred U.S. federal income taxes of $.6 million, $.6 million and $.4 million, respectively, and current federal income taxes of $.2 million in 1994. The net deferred tax liability of $1.7 million and $1.1 million at December 31, 1995 and 1994, respectively, consists of deferred tax liabilities of $6.3 million and $4.3 million, respectively, and deferred tax assets of $4.6 million and $3.2 million, respectively. The deferred tax liabilites consists primarily of tax depreciation in excess of book depreciation and the deferred tax assets consists primarily of net operating losses. The corporate operations have net operating losses for tax purposes totaling approximately $12.9 million which expire in years 2008 and 2010.

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

     ALLOCATION OF NET INCOME AND EARNINGS

            Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to the class of units that did not receive full distributions (if any). If full distributions are declared to all classes of units, income will be allocated pro rata based on the aggregate amount of distributions declared.

            Earnings per SPU and PU are calculated by dividing the amount of net income allocated to the SPU's and PU's by the weighted average number of SPUs and PUs outstanding, respectively.

     CASH DISTRIBUTIONS

            The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of Available Cash for each quarter of not less than $.55 per Unit (the "Minimum Quarterly Distribution"), or $2.20 per Unit on an annualized basis, for the foreseeable future, although no assurance is given regarding such distributions. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to holders of record on the applicable record date. A distribution of $2.20 per unit was paid to Senior Preference Unitholders in 1995, 1994 and 1993. During 1995, 1994 and 1993, the Partnership paid distributions of $2.20, $2.20, and $3.41 (includes $1.21 of arrearage payments), respectively, to the Preference Unitholders. During 1995 and 1994, the Partnership paid distributions of $1.45 and $.55, respectively, per unit to the Common Unitholders. As of December 31, 1995, no arrearages existed on any class of partnership interest.

            Distributions by the Partnership of its Available Cash are made 99% to Unitholders and 1% to the Company, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to the Unitholders are achieved. The distribution of Available Cash for each quarter within the Preference Period, as defined, is subject to the preferential rights of the holders of the Senior Preference Units to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Preference Units, Preference B Units or Common Units for such quarter. In addition, for each quarter within the Preference Period, the distribution of any amounts to holders of Common Units is subject to the preferential rights of the holders of the Preference B Units to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters. The Common Units are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period will continue indefinitely until the Minimum Distribution has been paid to the holders of the Senior Preference Units, the Preference Units, the Preference B Units and the Common Units for twelve consecutive quarters. The Minimum Quarterly distribution has been paid to all classes of Unitholders for the quarters ended September 30 and December 31, 1995. Prior to the end of the Preference Period, up to 2,650,000 of the Preference Units and the Preference B Units may be converted into Senior Preference Units on a one-for-one basis if the Third Target Distribution, as defined, is paid to all Unitholders for four full consecutive quarters. The Third Target distribution is reached when distributions of Available Cash equals $2.80 per Limited Partner ("LP") Unit on an annualized basis. After the Preference Period ends all differences and distinctions between the three classes of units for the purposes of cash distributions will cease.

CHANGE IN PRESENTATION

              Certain financial statement items for 1994 and 1993 have been reclassified to conform with the 1995 presentation.

3.   ACQUISITIONS

              Effective March 1, 1993, the Partnership acquired Support Terminal Services, Inc. ("ST"), a petroleum products and specialty liquids storage and terminaling company headquartered in Dallas, Texas, for approximately $65 million, including transaction costs. The acquisition was accounted for as a purchase and, accordingly, the Partnership's consolidated statements of income include the results of operations of ST since March
     1, 1993. In connection with the acquisition, the Partnership borrowed $65 million from a group of banks, which was partially repaid with $50.8 million of the proceeds from a SPU offering. The remaining bank debt was refinanced in December 1994 with the issuance of first mortgage notes.

              In February 1995, the Partnership acquired, through KPOP, the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million plus transaction costs and the assumption of certain environmental liabilities. The West Pipeline was owned 60% by a subsidiary of GATX Terminals Corporation and 40% by a subsidiary of Amoco Pipe Line Company. The acquisition was financed by the issuance of $27 million of first mortgage notes. The assets acquired from Wyco Pipe Line Company did not include certain assets that were leased to Amoco Pipe Line Company and the purchase agreement did not provide for either (i) the continuation of an arrangement with Amoco Pipe Line Company for the monitoring and control of pipeline flows or (ii) the extension or assumption of certain credit agreements that Wyco Pipe Line Company had with its shareholders.

              In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was financed by a $68 million bank bridge loan. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. The contracts also include a provision for the continuation of all terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

              The acquisitions have been accounted for using the purchase method of accounting. The total purchase price has been allocated to the assets and liabilities based on their respective fair values based on valuations and other studies. The allocation of the Steuart purchase price presented in the consolidated financial statements is preliminary and subject to adjustment.

              The following summarized unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994, assume the acquisitions occurred as of the beginning of each period presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired the pipeline assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be obtained in the future.

                                                                 Year Ended December 31,
                                                        ------------------------------------------
                                                              1995                      1994
                                                        ------------------       -----------------
                                                                       (unaudited)
     Revenues . . . . . . . . . . . . . . . . . . . .   $      117,870,000       $     118,067,000
                                                        ==================       =================
     Net Income . . . . . . . . . . . . . . . . . . .   $       35,690,000       $      37,243,000
                                                        ==================       =================
     Allocation of net income per SPU and PU  . . . .   $             2.20       $            2.20
                                                        ==================       =================

4.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is summarized as follows:


                                                     Estimated
                                                      Useful                 December 31,
                                                      Life        ----------------------------------------
                                                     (Years)            1995                     1994
                                                  -------------   ---------------           ---------------

     Land   . . . . . . . . . . . . . . . . .           -         $     9,557,000          $    4,442,000
     Buildings  . . . . . . . . . . . . . . .           35              5,134,000               3,659,000
     Furniture and fixtures   . . . . . . . .           16              1,587,000               1,493,000
     Transportation equipment   . . . . . . .           6               1,691,000               1,193,000
     Machinery and equipment  . . . . . . . .        20 - 40           33,465,000              21,967,000
     Pipeline and terminating equipment   . .        20 - 40          248,274,000             156,990,000
     Pipeline equipment under
       capitalized lease  . . . . . . . . . .        20 - 40           21,972,000              21,901,000
     Construction work-in-progress  . . . . .           -               1,991,000               2,911,000
                                                                  ---------------          --------------

       Total  . . . . . . . . . . . . . . . .                     $   323,671,000          $  214,556,000
                                                                  ===============          ==============


5.   LONG-TERM DEBT AND LEASES

                                                                                 December 31,
                                                                   ----------------------------------------
                                                                           1995                   1994
                                                                   ------------------      ----------------
     First mortgage notes   . . . . . . . . . . . . . . . . . . .  $       60,000,000     $      33,000,000
     Bank bridge loan   . . . . . . . . . . . . . . . . . . . . .          68,000,000                  -
     Obligation under capital lease   . . . . . . . . . . . . . .          10,266,000            11,813,000
                                                                   ------------------     -----------------

     Total long-term debt   . . . . . . . . . . . . . . . . . . .         138,266,000            44,813,000
     Less current portion   . . . . . . . . . . . . . . . . . . .           1,777,000             1,548,000
                                                                   ------------------     -----------------

     Long-term debt, less current portion   . . . . . . . . . . .  $      136,489,000     $      43,265,000
                                                                   ==================     =================


            In 1994, a wholly-owned subsidiary of the Partnership issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. Also in 1994, another wholly-owned subsidiary entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through November 30, 1997. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1995 or 1994. In 1995, the Partnership financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and the credit facility are secured by a mortgage on substantially all of the pipeline assets of the Partnership and contain certain financial and operational covenants. The acquisition of the Steuart terminaling assets has been initially financed by a $68 million bridge loan from a bank. The bridge loan bears interest at a variable rate based on the LIBOR rate plus 50 to 100 basis points and its maturity has been extended until March 1997. The Partnership expects to refinance this obligation under terms similar to the Notes discussed above. The bridge loan is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

            The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of net minimum lease payments for capital leases as of December 31, 1995:

                                                                         Capital                  Operating
         Year ending December 31:                                        Lease (a)                 Leases
                                                                    -------------------       -----------------

             1996 . . . . . . . . . . . . . . . . . . . . . . . .   $         3,080,000       $         810,000
             1997 . . . . . . . . . . . . . . . . . . . . . . . .             3,080,000                 700,000
             1998 . . . . . . . . . . . . . . . . . . . . . . . .             7,198,000                 639,000
             1999 . . . . . . . . . . . . . . . . . . . . . . . .                 -                     500,000
             2000 . . . . . . . . . . . . . . . . . . . . . . . .                 -                     435,000
             Thereafter . . . . . . . . . . . . . . . . . . . . .                 -                   2,137,000
                                                                    -------------------       -----------------

             Total minimum lease payments . . . . . . . . . . . .            13,358,000       $       5,221,000
                                                                                              =================

             Less amount representing interest  . . . . . . . . .             3,092,000
                                                                    -------------------

             Present value of net minimum lease payments  . . . .            10,266,000
             Less current portion . . . . . . . . . . . . . . . .             1,777,000
                                                                    -------------------

               Total obligation under capital lease,
                   less current portion   . . . . . . . . . . . .   $         8,489,000
                                                                    ===================


     (a) The capital lease is secured by certain pipeline equipment and the Partnership has accrued its option to purchase this equipment for approximately $4.1 million at the termination of the lease.

            Total rent expense under operating leases amounted to $.9 million for each of the years ended December 31, 1995, 1994 and 1993.

            KPOP and the Company entered into a payment priority agreement related to the capital lease obligation for pipeline equipment under which the Company is primarily liable for rental payments of approximately $2.9 million per year through April 1997 and KPOP is primarily liable for the remaining rental payments. KPOP has recorded a receivable of $3.5 million at December 31, 1995 from the Company for the present value of these future lease payments. This receivable bears interest at an annual rate of 13.8%, which reflects the imputed interest rate on the capital lease. KPOP recorded interest income of $.7 million, $.9 million and $1.2 million from the Company on this receivable balance for the periods ended December 31, 1995, 1994 and 1993, respectively. The amount of the capital lease obligation that exceeds the receivable from the Company ($6.7 million at December 31, 1995) represents the present value of the lease obligation and purchase option due subsequent to April 1997.

            The Partnership believes the carrying value of the Notes and the bank bridge loan represent their estimated fair value and it is not practicable to estimate the fair value of the capital lease obligation and the associated receivable from the general partner.

6.   RELATED PARTY TRANSACTIONS

            The Partnership has no employees and is managed and controlled by the Company. The Company and Kaneb are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $9.5 million, $9.0 million and $8.7 million for the years ended December 31, 1995, 1994 and 1993, respectively, include compensation and benefits paid to officers and employees of the Company and Kaneb, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $7.7 million, $7.0 million and $7.0 million of compensation and benefits, including pension costs, paid to officers and employees of the Company for the periods ended December 31, 1995, 1994 and 1993, respectively, which represent the actual amounts paid by the Company or Kaneb. In addition, the Partnership paid $.2 million during each of these respective periods for an allocable portion of the Company's overhead expenses. At December 31, 1995 and 1994, the Partnership owed the Company $1.0 million and $.8 million, respectively, for these expenses which are due under normal invoice terms.

7.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for 1995 and 1994 are summarized as follows:

                                                                    Quarter Ended
                                  --------------------------------------------------------------------------------
                                      March 31,             June 30,          September 30,         December 31,
                                  -----------------    -----------------     -----------------    --------------
     1995:
       Revenues   . . . . . . .   $      20,382,000    $      23,342,000     $     26,533,000     $     26,671,000
                                  =================    =================     ================     ================

       Operating income   . . .   $       8,626,000    $      10,097,000     $     10,863,000     $     12,992,000
                                  =================    =================     ================     ================


       Net income   . . . . . .   $       7,299,000    $       8,458,000     $      9,209,000     $     11,082,000
                                  =================    =================     ================     ================

       Allocation of net
          income per
          SPU and PU  . . . . .   $             .55    $             .55     $            .55     $            .55
                                  =================    =================     ================     ================

     1994:
       Revenues   . . . . . . .   $      18,434,000    $      18,773,000     $     20,718,000     $     20,820,000
                                  =================    =================     ================     ================

       Operating
          income  . . . . . . .   $       7,218,000    $       8,107,000     $      9,099,000     $      8,554,000
                                  =================    =================     ================     ================

       Net income   . . . . . .   $       6,379,000    $       7,289,000     $      8,067,000     $      7,723,000
                                  =================    =================     ================     ================

       Allocation of net
          income per
          SPU and PU  . . . . .   $             .55    $             .55     $            .55     $            .55
                                  =================    =================     ================     ================

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Kaneb Pipe Line Partners, L.P.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 34 present fairly, in all material respects, the financial position of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Dallas, Texas
February 27, 1996

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kaneb Pipe Line Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KANEB PIPE LINE PARTNERS, L.P.
                                            By:       Kaneb Pipe Line Company
                                                      -----------------------
                                                      General Partner

                                            By:       EDWARD D. DOHERTY
                                                      -------------------------
                                                      (Edward D. Doherty)
                                                      Chairman of the Board and
                                                      Chief  Executive Officer
                                                      Date: March 28, 1996

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

     SIGNATURE                          TITLE                  DATE
     ---------                          -----                  ----

Principal Executive Officer
     EDWARD D. DOHERTY
- ----------------------------
    (Edward D. Doherty)         Chairman of the Board and    March 28, 1996
                                Chief Executive Officer

Principal Accounting Officer
     JIMMY L. HARRISON
- ----------------------------
    (Jimmy L. Harrison)         Controller                   March 28, 1996

Directors
       SANGWOO AHN
- ----------------------------
      (Sangwoo Ahn)             Director                     March 28, 1996

       JOHN R. BARNES
- ----------------------------
      (John R. Barnes)          Director                     March 28, 1996

         M.R. BILES
- ----------------------------
        (M.R. Biles)            Director                     March 28, 1996

      CHARLES R. COX
- ----------------------------
     (Charles R. Cox)           Director                     March 28, 1996

     EDWARD D. DOHERTY
- ----------------------------
    (Edward D. Doherty)         Director                     March 28, 1996

      PRESTON A. PEAK
- ----------------------------
     (Preston A. Peak)          Director                     March 28, 1996

        RALPH A. REHM
- ----------------------------
       (Ralph A. Rehm)          Director                     March 28, 1996

       JAMES R. WHATLEY
- ----------------------------
      (James R. Whatley)        Director                     March 28, 1996

                                EXHIBIT INDEX


 EXHIBIT
   NO.                           DESCRIPTION
 -------                         -----------

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

10.3 Restated Credit Agreement dated December 22, 1994 between Kaneb Pipe Line Operating Partnership, L.P., Texas Commerce Bank National Association, and certain Lenders. Said document is on file as Exhibit
       10.3 of the exhibits to Registrant's report on Form 10-K filed for the year ended December 31, 1994, and said exhibit is hereby incorporated by reference.

10.4 Agreement for Sale and Purchase of Assets dated February 19, 1995 by and among Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P.. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

10.5 Asset Purchase Agreement by and among Steuart Petroleum Company, SPC Terminals, Inc., Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P. dated August 27, 1995; Piney Point Pipeline Asset Purchase Agreement by and among Piney Point Industries, Inc., Support Teminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P. dated August 27, 1995; Purchase Agreement by and among Steuart Investment Company, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P. for Cockpit Point dated August 27, 1995; Amendment to Asset Purchase Agreements by and among Steuart Petroleum Company, SPC Terminals, Inc. Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Operating Partnership, L.P. Said documents are on file as Exhibits 10.1, 10.2, 10.3, and 10.4 of the exhibits to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on January 3, 1996, and said exhibits are hereby incorporated by reference.

10.6 Bridge Financing Agreement between Kaneb Pipe Line Operating Partnership, L.P., as Borrower, Texas Commerce Bank National Association, as Agent and Texas Commerce Bank National Association, as initial Lender, as amended, dated December 18, 1995, filed herewith.

21     List of Subsidiaries, filed herewith.

24     Powers of Attorney, filed herewith.

27     Financial Data Schedule