Form 10-Q
period 1996-03-31
KANEB PIPE LINE PARTNERS L P
filed 1996-05-08
CIK 853890

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


 For the Quarterly Period                                        Commission File
 Ended March 31, 1996                                            Number 1-10311

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



FORM 10-Q
THREE MONTHS ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------


                                                                                                Page No.
                                                                                                --------
                          Part I. Financial Information

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Income
                   -- Three Months Ended March 31, 1996 and 1995                                   1

                 Condensed Consolidated Balance Sheets
                   -- March 31, 1996 and December 31, 1995                                         2

                 Condensed Consolidated Statements of Cash Flows
                   -- Three Months Ended March 31, 1996 and 1995                                   3

                 Notes to Consolidated Financial Statements                                        4

Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                   6

                          Part II.  Other Information

Item 6.          Exhibits and Reports on Form 8-K                                                  7

Signature                                                                                          8

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS -- EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                            1996                    1995
                                                                      ----------------         ---------------

Revenues                                                              $         27,826         $        20,382
                                                                      ----------------         ---------------

Costs and expenses:
  Operating costs                                                               12,108                   8,558
  Depreciation and amortization                                                  2,708                   2,011
  General and administrative                                                     1,410                   1,187
                                                                      ----------------         ---------------

      Total costs and expenses                                                  16,226                  11,756
                                                                      ----------------         ---------------

Operating income                                                                11,600                   8,626

Other income, net (principally interest)                                           184                     231

Interest expense                                                                (2,730)                 (1,375)
                                                                      ----------------         ---------------

Income before minority interest and income tax expense                           9,054                   7,482

Minority interest in net income                                                    (86)                    (73)

Income tax expense                                                                (291)                   (110)
                                                                      ----------------         ---------------

Net income                                                                       8,677                   7,299

General partner's interest in net income                                           (86)                    (73)
                                                                      ----------------         ---------------

Limited partners' interest in net income                              $          8,591         $         7,226
                                                                      ================         ===============

Allocation of net income per Senior Preference Unit
     and Preference Unit                                              $            .55         $           .55
                                                                      ================         ===============

Weighted average number of Units outstanding:
     Senior Preference Units                                                     7,250                   7,250
                                                                      ================         ===============
     Preference Units                                                            4,650                   5,650
                                                                      ================         ===============


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                 March 31,        December 31,
                                                                                   1996               1995
                                                                               ------------      -------------
    ASSETS

Current assets:
  Cash                                                                         $      6,493      $       6,307
  Accounts receivable                                                                10,494             10,210
  Current portion of receivable from  general partner                                 2,659              2,571
  Prepaid expenses                                                                    2,240              1,254
                                                                               ------------      -------------
     Total current assets                                                            21,886             20,342
                                                                               ------------      -------------

Receivable from general partner, less current portion                                   276                974
                                                                               ------------      -------------

Property and equipment                                                              324,765            323,671
Less accumulated depreciation and
  amortization                                                                       79,879             77,200
                                                                               ------------      -------------

     Net property and equipment                                                     244,886            246,471
                                                                               ------------      -------------

                                                                               $    267,048      $     267,787
                                                                               ============      =============

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current portion of long-term debt                                            $      1,838      $       1,777
  Accounts payable, accrued expenses
     and distributions payable                                                       16,899             17,018
  Deferred terminaling fees                                                           2,498              2,634
  Payable to general partner                                                            847                963
                                                                               ------------      -------------
     Total current liabilities                                                       22,082             22,392
                                                                               ------------      -------------

Long-term debt, less current portion                                                136,006            136,489
                                                                               ------------      -------------

Other liabilities and deferred taxes                                                  7,466              7,160
                                                                               ------------      -------------

Minority interest                                                                       994                998
                                                                               ------------      -------------

Partners' capital                                                                   100,500            100,748
                                                                               ------------      -------------

                                                                               $    267,048      $     267,787
                                                                               ============      =============

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                  1996               1995
                                                                             --------------     --------------

Operating activities:
  Net income                                                                 $        8,677     $        7,299
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                     2,708              2,011
    Minority interest in net income                                                      86                 73
    Deferred income taxes                                                               291                107
    Changes in working capital components                                              (688)             1,171
                                                                             --------------     --------------
         Net cash provided by operating activities                                   11,074             10,661
                                                                             --------------     --------------

Investing activities:
  Capital expenditures                                                               (2,076)            (2,177)
  Acquisition of the West Pipeline                                                        -            (27,100)
  Other                                                                                  14                (43)
                                                                             --------------     --------------
         Net cash used by investing activities                                       (2,062)           (29,320)
                                                                             --------------     --------------

Financing activities:
  Changes in receivable from general partner                                            610                532
  Issuance of long-term debt                                                              -             28,500
  Payments of long-term debt                                                           (422)            (1,867)
          Distributions to partners                                                  (9,014)            (8,208)
                                                                             --------------     --------------
         Net cash provided (used) by financing activities                            (8,826)            18,957
                                                                             --------------     --------------

Increase in cash                                                                        186                298
Cash at beginning of period                                                           6,307              4,145
                                                                             --------------     --------------
Cash at end of period                                                        $        6,493     $        4,443
                                                                             ==============     ==============
Supplemental information - cash paid for interest                            $        2,603     $          497
                                                                             ==============     ==============





                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") for the periods ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the financial statements included in the Partnership's Annual Report on Form 10K for the period ended December 31, 1995. In the opinion of the Partnership's management, the accompanying financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Partnership at March 31, 1996 and the results of its operations and cash flows for the period ended March 31, 1996. Operating results for the three month-period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  ACQUISITIONS

    In February 1995, the Partnership acquired, through Kaneb Pipe Line Operating Partnership, L.P., the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million plus transaction costs and the assumption of certain environmental liabilities. The West Pipeline was owned 60% by a subsidiary of GATX Terminals Corporation and 40% by a subsidiary of Amoco Pipe Line Company. The acquisition was financed by the issuance of $27 million of first mortgage notes. The assets acquired from Wyco Pipe Line Company did not include certain assets that were leased to Amoco Pipe Line Company and the purchase agreement did not provide for either (i) the continuation of an arrangement with Amoco Pipe Line Company for the monitoring and control of pipeline flows or (ii) the extension or assumption of certain credit agreements that Wyco Pipe Line Company had with its shareholders.

    In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was financed by a $68 million bank bridge loan. The asset purchase agreements include a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. The agreements also include a provision for the continuation of all material terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

    The acquisitions have been accounted for using the purchase method of accounting. The total purchase price has been allocated to the assets and liabilities based on their respective fair values based on valuations and other studies. The allocation of the Steuart purchase price presented in the consolidated financial statements is preliminary and subject to adjustment.

    The following summarized unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 and 1995, assume the acquisitions occurred as of the beginning of each period presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired the pipeline

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



    assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be attained in the future.

                                                                        Quarter Ended March 31,
                                                                --------------------------------------
                                                                    1996                     1995
                                                                ------------             -------------
                                                                            (unaudited)
Revenues                                                        $ 27,826,000             $  28,101,000
                                                                ============             =============
Net Income                                                      $  8,677,000             $   7,824,000
                                                                ============             =============
Allocation of net income per SPU and PU                         $        .55             $         .55
                                                                ============             =============

3.  CASH DISTRIBUTIONS TO UNITHOLDERS

    The cash distribution of $.55 per unit for the fourth quarter of 1995 was made on February 14, 1996. The distribution of $.55 for the first quarter of 1996 was declared to holders of record as of April 29, 1996 and is payable on May 15, 1996.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

Financial Condition

During the first three months of 1996, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

Cash provided by operations was $11.1 million and $10.7 million for the periods ended March 31, 1996 and 1995, respectively. Capital expenditures were $2.1 million in the 1996 period compared to $2.2 million in 1995. The Partnership anticipates that capital expenditures will total approximately $8.0 million (excluding any acquisitions) for the year 1996.

The Partnership intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities.

Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

Operating results

PIPELINE OPERATIONS

                                                                           Quarter Ended March 31,
                                                                       -------------------------------
                                                                           1996              1995
                                                                       -------------     -------------
Revenues                                                               $      14,396     $      11,634
Operating costs                                                                5,977             4,378
Depreciation and amortization                                                  1,185             1,181
General and administrative                                                       662               672
                                                                       -------------     -------------
    Operating income                                                   $       6,572     $       5,403
                                                                       =============     =============


For the quarter ended March 31, 1996, revenues increased 24%, operating costs increased 37% and operating income increased 22% over the comparable prior year period, primarily as a result of the acquisition of the West Pipeline in February 1995.

TERMINALING OPERATIONS

                                                                           Quarter Ended March 31,
                                                                       -------------------------------
                                                                           1996              1995
                                                                       -------------     -------------
Revenues                                                               $      13,430     $       8,748
Operating costs                                                                6,131             4,180
Depreciation and amortization                                                  1,523               830
General and administrative                                                       748               515
                                                                       -------------     -------------
    Operating income                                                   $       5,028     $       3,223
                                                                       =============     =============


KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



For the quarter ended March 31, 1996, revenues increased 54% over the same period of 1995, primarily as a result of the acquisition of the terminaling assets of Steuart Petroleum Company in December 1995. The average tankage utilized increased 95% to 12.6 million barrels as a direct result of the Steuart terminal acquisition. As the Steuart terminaling assets primarily store pertroleum products, which have a lower price per barrel storage fee than other specialty chemicals, the average annualized revenue per barrel stored decreased to $4.25 in the first quarter of 1996 compared to $5.40 per barrel in the first quarter of 1995.

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits.

                   27.      Financial Data Schedule

    (b) Report dated August 27, 1995, on Form 8-K/A was filed on January 3, 1996, pursuant to Item 2 of that form. Statements of Revenues and Direct Operating Expenses and Statements of Net Assets to be Acquired of Steuart Petroleum Company and affiliates and pro forma financial statements of the Registrant were included in Item 7 of this filing.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                            KANEB PIPE LINE PARTNERS, L.P.
                                            (Registrant)
                                            By  KANEB PIPE LINE COMPANY
                                              ----------------------------------
                                            (Managing General Partner)


Date:  May 7, 1996                          /s/ Jimmy L. Harrison
                                            ------------------------------------
                                            Jimmy L. Harrison
                                            Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
