Form 10-Q
period 1996-06-30
KANEB PIPE LINE PARTNERS L P
filed 1996-08-08
CIK 853890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____


For the Quarterly Period                                          Commision File
Ended June 30, 1996                                               Number 1-10311

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

YES   X                                NO
   --------                               --------


================================================================================

KANEB PIPE LINE PARTNERS, L.P.

FORM 10-Q
QUARTER ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------


                                                                        Page No.
                                                                        --------
                     Part I. Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Income
             - Three and Six Months Ended June 30, 1996 and 1995            1

           Condensed Consolidated Balance Sheets
             - June 30, 1996 and December 31, 1995                          2

           Condensed Consolidated Statements of Cash Flows
             - Six Months Ended June 30, 1996 and 1995                      3

           Notes to Consolidated Financial Statements                       4

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations               6

                       Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 8


Signature                                                                   8

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)
- --------------------------------------------------------------------------------


                                          Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                          ------------------  ----------------
                                            1996      1995      1996    1995
                                          --------  --------  -------  -------
Revenues                                  $28,795   $23,342   $56,621  $43,724
                                          -------   -------   -------  -------
Costs and expenses:
   Operating costs                         11,911     9,711    24,019   18,269
   Depreciation and amortization            2,741     2,150     5,449    4,161
   General and administrative               1,302     1,384     2,712    2,571
                                          -------   -------   -------  -------
     Total costs and expenses              15,954    13,245    32,180   25,001
                                          -------   -------   -------  -------
Operating income                           12,841    10,097    24,441   18,723
Other income, net (principally interest)      186       216       370      447
Interest expense                           (2,657)   (1,662)   (5,387)  (3,037)
                                          -------   -------   -------  -------
Income before minority interest
   and income tax expense                  10,370     8,651    19,424   16,133
Minority interest in net income              (100)      (84)     (186)    (157)
Income tax expense                           (263)     (109)     (554)    (219)
                                          -------   -------   -------  -------
Net income                                 10,007     8,458    18,684   15,757
General partner's interest in net income     (100)      (84)     (186)    (157)
                                          -------   -------   -------  -------
Limited partner's interest in net income  $ 9,907    $8,374   $18,498  $15,600
                                          =======   =======   =======  =======
Allocation of net income per Senior
  Preference Unit and Preference Unit     $   .62      $.55     $1.15    $1.10
                                          =======   =======   =======  =======
Weighted average number of Partnership
 Units outstanding:
   Senior Preference Units                  7,250     7,250     7,250    7,250
                                          =======   =======   =======  =======
   Preference Units                         4,650     5,650     4,650    5,650
                                          =======   =======   =======  =======


               See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                         June 30,   December 31,
                                                          1996          1995
                                                       ----------   ------------
ASSETS

Current assets:
 Cash and cash equivalents                             $   9,748     $    6,307
 Accounts receivable, trade                               10,450         10,210
 Current portion of receivable from general partner        2,304          2,571
 Prepaid expenses                                          2,452          1,254
   Total current assets                                   24,954         20,342
                                                       ----------    ----------
Receivable from general partner, less current portion          --           974
                                                       ----------    ----------
Property  and equipment                                   326,470       323,671
Less accumulated depreciation and amortization             82,340        77,200
                                                       ----------    ----------
   Net property and equipment                             244,130       246,471
                                                       ----------    ----------
                                                       $  269,084    $  267,787
                                                       ==========    ==========
   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Current portion of long-term debt                     $    1,902    $    1,777
 Accounts payable, accrued expenses and
  distributions payable                                    17,794        17,018
 Deferred terminaling fees                                  2,857         2,634
 Payable to general partner                                   798           963
                                                       ----------    ----------
   Total current liabilities                               23,351        22,392
                                                       ----------    ----------
Long-term debt, less current portion                      135,506       136,489
                                                       ----------    ----------
Other liabilities and deferred taxes                        7,637         7,160
                                                       ----------    ----------
Minority interest                                           1,004           998
                                                       ----------    ----------
Partners' capital                                         101,586       100,748
                                                       ----------    ----------
                                                       $  269,084    $  267,787
                                                       ==========    ==========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------



                                                           1996       1995
                                                         --------   --------

    Operating activities:
     Net income                                          $ 18,684   $ 15,757
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                      5,449      4,161
         Minority interest in net income                      186        157
         Deferred income taxes                                554        216
         Changes in working capital components                349       (310)
                                                         --------   --------

         Net cash provided by operating activities         25,222     19,981
                                                         --------   --------

    Investing activities:
     Capital expenditures                                  (3,986)    (4,721)
     Acquisition of the West Pipeline                          --    (27,100)
     Other                                                   (152)      (137)
                                                         --------   --------

      Net cash used by investing activities               (4,138)    (31,958)
                                                         --------   --------

    Financing activities:
     Changes in receivable from general partner             1,241      1,082
     Issuance of long-term debt                            68,000     28,500
     Payments of long-term debt                          (68,858)     (2,247)
     Distributions to partners                           (18,026)    (16,416)
                                                         --------   --------

       Net cash provided (used) by financing activities  (17,643)     10,919
                                                         --------   --------

    Increase (decrease) in cash                             3,441     (1,058)
    Cash at beginning of period                             6,307      4,145
                                                         --------   --------

    Cash at end of period                                $  9,748   $  3,087
                                                         ========   ========

    Supplemental information - cash paid for interest    $  5,451   $  2,185
                                                         ========   ========



                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


1. SIGNIFICANT ACCOUNTING POLICIES

   The unaudited financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the periods ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the financial statements included in the Partnership's Annual Report on Form 10K for the period ended December 31, 1995. In the opinion of the Partnership's management, the accompanying financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Partnership at June 30, 1996 and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995. Operating results for the six months ended June 30, 1996 are not necessary indicative of the results that may be expected for the year ended December 31, 1996.

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

   In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was initially financed by a $68 million bank bridge loan (see "Debt Refinancing"). The asset purchase agreements include a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. The agreements also include a provision for the continuation of all material terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

   The acquisitions have been accounted for using the purchase method of accounting. The total purchase price has been allocated to the assets and liabilities based on their respective fair values based on valuations and other studies. The allocation of the Steuart purchase price presented in the consolidated financial statements is preliminary and subject to adjustment.

   The following summarized unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1996 and 1995, assume the acquisitions occurred as of the beginning of each period presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired the pipeline assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be attained in the future.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          -----------------    -----------------
                                                  Pro forma           Pro forma
                                            1996      1995       1996     1995
                                          -------   -------    -------   -------
Revenues                                  $28,795   $27,929    $56,621   $56,030
                                          =======   =======    =======   =======
Net income                                $10,007   $ 9,060    $18,684   $16,884
                                          =======   =======    =======   =======
Allocation of net income per Senior
Preference Unit and Preference Unit       $   .62   $   .55    $  1.15   $  1.10
                                          =======   =======    =======   =======

3. DEBT REFINANCING

   In June, 1996, the Partnership refinanced the $68 million bank bridge loan with the issuance of $68 million of first mortgage notes ("Notes"). The Notes were issued in four series in the amounts of $35 million, $8 million, $10 million, and $15 million; bear interest at 7.08%, 7.43%, 7.60% and 7.98% per annum and mature in June 2001, 2003, 2006, and 2016, respectively.

4. CASH DISTRIBUTIONS TO UNITHOLDERS

   The cash distribution of $.55 per unit for the second quarter of 1996 was declared to holders of record as of July 29, 1996 and is payable on August 14, 1996.

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

   Cash provided by operations was $25.2 million and $20.0 million for the periods ended June 30, 1996 and 1995, respectively. Capital expenditures were $4.0 million in the 1996 period compared to $4.7 million in 1995. The Partnership anticipates that capital expenditures will total approximately $8.0 million (excluding any acquisitions) for the year 1996.

   The Partnership intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities.

   In June 1996, the Partnership refinanced the $68 million bank bridge loan that was used to acquire the liquids terminaling assets of Steuart Petroleum Company and its affiliates. The new debt was issued in the form of first mortgage notes which range in maturity from five to twenty years with interest rates ranging from 7.08% to 7.98% per annum.

   Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

Operating Results

 Pipeline Operations


                                      Three Months Ended    Three Months Ended
                                           June 30,              June 30,
                                        1996       1995       1996        1995
                                      --------   --------   --------    --------
 Revenues                             $ 15,431   $ 14,491   $ 29,827    $ 26,125
 Operating costs                         5,412      5,214     11,389       9,592
 Depreciation and amortization           1,216      1,307      2,401       2,488
 General and administrative expenses       781        831      1,443       1,503
                                      --------   --------   --------    --------
  Operating income                    $  8,022   $  7,139   $ 14,594    $ 12,542
                                      ========   ========   ========    ========

   Revenues for the three month period ended June 30, 1996 increased $.6 million and $.3 million on the East Pipeline and West Pipeline systems, respectively, over the corresponding period in 1995. Operating income increased $.3 million and $.5 million on the East Pipeline system and the West Pipeline system from the 1995 periods.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


   The increases for the six month period result primarily from the inclusion of the results of the operations of the West Pipeline, that was acquired in late February 1995, for the full six month period in 1996 versus only four months in the 1995 period.

Terminaling Operations


                                      Three Months  Ended     Six Months Ended
                                            June 30,               June 30,
                                        1996        1995       1996      1995
                                     --------     --------   --------   --------
Revenues                             $ 13,364     $  8,851   $ 26,794   $ 17,599
Operating costs                         6,499        4,497     12,630      8,677
Depreciation and amortization           1,525          843      3,048      1,673
General and administrative expenses       521          553      1,269      1,068
                                     --------     --------   --------   --------

 Operating income                    $  4,819     $  2,958   $  9,847   $  6,181
                                     ========     ========   ========   ========

   The Partnership acquired the terminaling assets of Steuart Petroleum Company and its affiliates in December 1995. The increases shown for both the three and six month periods are primarily the result of the acquisition of the Steuart terminals, which generated revenues of $4.2 million and $8.2 million, and operating income of $1.6 million and $3.7 million for the three and six month periods, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

- --------------------------------------------------------------------------------



                          PART II - Other Information

Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits.

               27.  Financial Data Schedule

      (b)      Reports on Form 8-K.  None



                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                         KANEB PIPE LINE PARTNERS, L.P.
                                         (Registrant)


                                    By:  KANEB PIPE LINE COMPANY
                                         --------------------------
                                         (Managing General Partner)


Date:  August 7, 1996                    /s/ Jimmy L. Harrison
                                         --------------------------
                                         Jimmy L. Harrison
                                         Controller

                                EXHIBIT INDEX




Exhibit                   Description
- -------                   -----------
  27                  Financial Data Schedule
