Form 10-Q
period 1996-09-30
KANEB PIPE LINE PARTNERS L P
filed 1996-11-14
CIK 853890

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

For the Quarterly Period                                       Commission File
Ended September 30, 1996                                       Number 1-10311

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

                                 (972) 699-4000
              (Registrant's telephone number, including area code)

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

KANEB PIPE LINE PARTNERS, L.P.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------


                                                                                                                 Page No.
                                                                                                                 --------
                                                  Part I. Financial Information

Item 1.     Financial Statements (Unaudited)

                Consolidated Statements of Income
                   - Three and Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . .       1

                Condensed Consolidated Balance Sheets
                   - September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . .       2

                Condensed Consolidated Statements of Cash Flows
                   - Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .       3

                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .       4

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .       6


                                                Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8


Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                   ---------------------------   -------------------------
                                                       1996           1995           1996         1995
                                                   -------------  ------------   -----------   -----------
Revenues  . . . . . . . . . . . . . . . . . . . .  $      29,963  $     26,533   $    86,584   $    70,257
                                                   -------------  ------------   -----------   -----------
Costs and expenses:
   Operating costs  . . . . . . . . . . . . . . .         13,042        11,953        37,061        30,222
   Depreciation and amortization  . . . . . . . .          2,740         2,059         8,189         6,220
   General and administrative   . . . . . . . . .          1,349         1,658         4,061         4,229
                                                   -------------  ------------   -----------   -----------
      Total costs and expenses  . . . . . . . . .         17,131        15,670        49,311        40,671
                                                   -------------  ------------   -----------   -----------
Operating income  . . . . . . . . . . . . . . . .         12,832        10,863        37,273        29,586

Other income, net (principally interest)  . . . .            210           214           580           661

Interest expense  . . . . . . . . . . . . . . . .         (2,850)       (1,646)       (8,237)       (4,683)
                                                   -------------  ------------   -----------   -----------
Income before minority interest
   and income tax expense   . . . . . . . . . . .         10,192         9,431        29,616        25,564

Minority interest in net income . . . . . . . . .           (102)          (93)         (288)         (250)

Income tax expense  . . . . . . . . . . . . . . .           (218)         (129)         (772)         (348)
                                                   -------------  ------------   -----------   -----------
Net income  . . . . . . . . . . . . . . . . . . .          9,872         9,209        28,556        24,966

General partner's interest in net income  . . . .           (102)          (93)         (288)         (250)
                                                   -------------  ------------   -----------   -----------
Limited partner's interest in net income  . . . .  $       9,770  $      9,116   $    28,268   $    24,716
                                                   =============  ============   ===========   ===========

Allocation of net income per Senior
   Preference Unit and Preference Unit  . . . . .  $         .61  $        .55   $      1.76   $      1.65
                                                   =============  ============   ===========   ===========

Weighted average number of Partnership
   Units outstanding:

   Senior Preference Units  . . . . . . . . . . .          7,250         7,250         7,250         7,250
                                                   =============  ============   ===========   ===========
   Preference Units   . . . . . . . . . . . . . .          4,650         5,650         4,650         5,650
                                                   =============  ============   ===========   ===========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                   September 30,       December 31,
                                                                       1996                1995
                                                                   -------------       ------------
                              ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   $   14,260          $    6,307
  Accounts receivable, trade  . . . . . . . . . . . . . . . . . .        9,765              10,210
  Current portion of receivable from general partner  . . . . . .        1,650               2,571
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .        2,593               1,254
                                                                    ----------          ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . .       28,268              20,342
                                                                    ----------          ----------
Receivable from general partner, less current portion . . . . . .            -                 974
                                                                    ----------          ----------
Property  and equipment . . . . . . . . . . . . . . . . . . . . .      328,507             323,671
Less accumulated depreciation and amortization  . . . . . . . . .       84,739              77,200
                                                                    ----------          ----------
     Net property and equipment . . . . . . . . . . . . . . . . .      243,768             246,471
                                                                    ----------          ----------
                                                                    $  272,036          $  267,787

                 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt  . . . . . . . . . . . . . .   $    1,968          $    1,777
   Accounts payable, accrued expenses and
     distributions payable  . . . . . . . . . . . . . . . . . . .       21,074              17,018
   Deferred terminaling fees  . . . . . . . . . . . . . . . . . .        2,822               2,634
   Payable to general partner . . . . . . . . . . . . . . . . . .          721                 963
                                                                    ----------          ----------
     Total current liabilities  . . . . . . . . . . . . . . . . .       26,585              22,392
                                                                    ----------          ----------
Long-term debt, less current portion  . . . . . . . . . . . . . .      134,989             136,489
                                                                    ----------          ----------
Other liabilities and deferred taxes  . . . . . . . . . . . . . .        7,730               7,160
                                                                    ----------          ----------
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .        1,008                 998
                                                                    ----------          ----------
Partners' capital . . . . . . . . . . . . . . . . . . . . . . . .      101,724             100,748
                                                                    ----------          ----------
                                                                    $  272,036          $  267,787
                                                                    ==========          ==========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                        1996               1995
                                                                      ---------         ----------
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  28,556         $   24,966
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . .     8,189              6,220
      Minority interest in net income   . . . . . . . . . . . . . . .       288                250
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . .       772                348
      Changes in working capital components   . . . . . . . . . . . .     4,061              3,276
                                                                      ---------         ----------
         Net cash provided by operating activities  . . . . . . . . .    41,866             35,060
                                                                      ---------         ----------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .    (6,288)            (7,095)
  Acquisition of the West Pipeline  . . . . . . . . . . . . . . . . .         -            (27,100)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (353)                 -
                                                                      ---------         ----------
         Net cash used by investing activities  . . . . . . . . . . .    (6,641)           (34,195)
                                                                      ---------         ----------

Financing activities:
  Changes in receivable from general partner  . . . . . . . . . . . .     1,895              1,651
  Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .    68,000             28,500
  Payments of long-term debt  . . . . . . . . . . . . . . . . . . . .   (69,309)            (2,641)
  Distributions to partners   . . . . . . . . . . . . . . . . . . . .   (27,858)           (25,582)
                                                                      ---------         ----------
         Net cash provided (used) by financing activities . . . . . .   (27,272)             1,928
                                                                      ---------         ----------

Increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . .     7,953              2,793
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .     6,307              4,145
                                                                      ---------         ----------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . $  14,260         $    6,938
                                                                      =========         ==========

Supplemental information - cash paid for interest . . . . . . . . . . $   6,913         $    3,696
                                                                      =========         ==========


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the period ended December 31, 1995. In the opinion of the Partnership's management, the accompanying financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Partnership at September 30, 1996 and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

    The following summarized unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1995, assume the acquisitions occurred as of the beginning of each period presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired the pipeline assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be attained in the future.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                      -------------------------     -------------------------
                                                                     Pro forma                     Pro forma
                                                         1996           1995           1996           1995
                                                      ----------     ----------     ----------     ----------
    Revenues  . . . . . . . . . . . . . . . . .       $   29,963     $   30,748     $   86,584     $   86,778
                                                      ==========     ==========     ==========     ==========
    Net income  . . . . . . . . . . . . . . . .       $    9,872      $   8,622     $   28,556     $   25,506
                                                      ==========     ==========     ==========     ==========

    Allocation of net income per Senior
       Preference Unit and Preference Unit  . .       $      .61     $      .55     $     1.76     $     1.65
                                                      ==========     ==========     ==========     ==========


3.  DEBT REFINANCING

    In June 1996, the Partnership refinanced the $68 million bank bridge loan with the issuance of $68 million of first mortgage notes ("Notes"). The Notes were issued in four series in the amounts of $35 million, $8 million, $10 million, and $15 million; bear interest at 7.08%, 7.43%, 7.60% and 7.98% per annum and mature in June 2001, 2003, 2006, and 2016, respectively.

4.  CASH DISTRIBUTIONS TO UNITHOLDERS

    The cash distribution of $.60 per unit for the third quarter of 1996 was declared to holders of record as of October 28, 1996 and is payable on November 14, 1996.

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

    Cash provided by operations was $41.9 million and $35.1 million for the periods ended September 30, 1996 and 1995, respectively. Capital expenditures were $6.3 million in the 1996 period compared to $7.1 million in 1995. The Partnership anticipates that capital expenditures will total approximately $8.0 million (excluding any acquisitions) for the year 1996.

    The Partnership intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities.
    On October 10, 1996, the Partnership announced an increase in its quarterly cash distributions to $.60 per unit.

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

OPERATING RESULTS

    PIPELINE OPERATIONS

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                            --------------------      ---------------------
                                                              1996         1995         1996          1995
                                                            -------      -------      -------       -------
    Revenues  . . . . . . . . . . . . . . . . . . .         $16,443      $17,251      $46,270       $43,376
    Operating costs . . . . . . . . . . . . . . . .           6,447        7,163       17,836        16,755
    Depreciation and amortization . . . . . . . . .           1,207        1,198        3,608         3,686
    General and administrative expenses . . . . . .             710        1,059        2,153         2,562
                                                            -------      -------      -------       -------
      Operating income  . . . . . . . . . . . . . .         $ 8,079      $ 7,831      $22,673       $20,373
                                                            =======      =======      =======       =======

    Revenues declined $.8 million for the three month period ended September 30, 1996 primarily as a result of a decrease in volumes due to a delay in the 1996 crop harvest. Operating income increased $.3 million for the three month period ended September 30, 1996 resulting from

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------


    non-recurring accruals for two maintenance projects and a non-recurring accrual for general and administrative expenses in 1995.

    The increases for the nine month period result primarily from the inclusion of the results of the operations of the West Pipeline, that was acquired in late February 1995, for the full nine month period in 1996 versus only seven months in the 1995 period.

    TERMINALING OPERATIONS

                                                          Three Months  Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                       -------------------------   --------------------------
                                                          1996           1995          1996          1995
                                                       -----------   -----------   -----------   ------------
    Revenues  . . . . . . . . . . . . . . . . . .      $    13,520   $     9,282   $    40,314   $     26,881
    Operating costs . . . . . . . . . . . . . . .            6,595         4,790        19,225         13,467
    Depreciation and amortization . . . . . . . .            1,533           861         4,581          2,534
    General and administrative expenses . . . . .              639           599         1,908          1,667
                                                       -----------   -----------   -----------   ------------
      Operating income  . . . . . . . . . . . . .      $     4,753   $     3,032   $    14,600   $      9,213
                                                       ===========   ===========   ===========   ============

    The Partnership acquired the terminaling assets of Steuart Petroleum Company and its affiliates in December 1995. The increases shown for both the three and nine month periods are primarily the result of the acquisition of the Steuart terminals.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

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



                                               KANEB PIPE LINE PARTNERS, L.P.
                                               (Registrant)

                                        By:    KANEB PIPE LINE COMPANY
                                               ---------------------------------
                                               (Managing General Partner)


Date:  November 13, 1996                       /s/ Jimmy L. Harrison
                                               ---------------------------------
                                               Jimmy L. Harrison
                                               Controller

                                EXHIBIT INDEX




EXHIBIT                  DESCRIPTION
-------                  -----------
  27            Financial Data Schedule
