Form 10-K
period 1996-12-31
KANEB PIPE LINE PARTNERS L P
filed 1997-03-25
CIK 853890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _______________ to _______________

                         Commission file number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.

             (Exact name of Registrant as specified in its Charter)


                Delaware                                   75-2287571
----------------------------------------               -------------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

     2435 North Central Expressway
           Richardson, Texas                                 75080
----------------------------------------               -------------------
(Address of principal executive offices)                     (zip code)


       Registrant's telephone number, including area code: (972) 699-4000

          Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange
     Title of each class                       on which registered
   -----------------------                   -----------------------
   Senior Preference Units                   New York Stock Exchange
       Preference Units                      New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate market value of the voting units held by non-affiliates of the registrant: $310,142,490. This figure is estimated as of March 10, 1997, at which date the closing price of the Registrant's Senior Preference Units on the New York Stock Exchange was $30.25 per unit and the closing price of the Registrant's Preference Units on the New York Stock Exchange was $27.675, and assumes that only the General Partner of the Registrant and officers and directors of the General Partner of the Registrant were affiliates.

     Number of Senior Preference Units of the Registrant outstanding at March 10, 1997: 7,250,000. Number of Preference Units of the Registrant outstanding at March 10, 1997: 4,650,000.

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

     The Partnership is engaged, through its Operating Partnerships, in the refined petroleum products pipeline business and the terminaling of petroleum products and specialty liquids.

PRODUCTS PIPELINE BUSINESS

     Introduction

     The Partnership's pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado and Wyoming. The Partnership owns and operates two common carrier pipelines (the "Pipelines") as shown on the map below:

                                     [MAP]

     East Pipeline

     Construction of the East Pipeline commenced in the 1950's with a line from southern Kansas to Geneva, Nebraska. During the 1960's, the East Pipeline was expanded north to its present terminus at Jamestown, North Dakota. In 1981, the line from Geneva, Nebraska to North Platte, Nebraska was built and, in 1982, the 16" line from McPherson, Kansas to Geneva, Nebraska was built. In 1984, the Partnership acquired a 6" pipeline from Champlin Oil Company. A portion of this line runs south from Shickley, Nebraska through Superior, Nebraska, to Hutchinson, Kansas. The Partnership is building a new 6" pipeline from Conway, Kansas to Windom, Kansas (approximately 22 miles north of Hutchinson) that will allow the Hutchinson Terminal to be supplied directly from McPherson; a significantly shorter route than currently used. Once the new pipeline is operational (anticipated to be April 1997), the segment of the old Champlin line between Windom and Shickley will be shut down. The other end of the line runs northeast approximately 175 miles crossing the main pipeline at Osceola, Nebraska, through a terminal at Columbus, Nebraska, and later crossing and interconnecting with the Partnership's Yankton/Milford line to terminate at Rock Rapids, Iowa.

     The East Pipeline system also consists of 16 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota (with total storage capacity of approximately 3.2 million barrels) and an additional 23 product tanks with total storage capacity of approximately 922,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system further has six origin pump stations at refineries in Kansas and 38 booster pump stations situated along the system in Kansas, Nebraska, Iowa, South Dakota and North Dakota. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory. KPOP owns the entire 2,075 mile East Pipeline, except for the 203-mile North Platte line, which is held under a capitalized lease that expires at the end of 1998 and which provides rights to renew the lease for an additional five years. At the end of the lease term, KPOP has the option to purchase the North Platte line for approximately $5 million or, if such option is not exercised, the lessor can require KPOP to purchase the line at a lower price. KPOP leases office space for its operating headquarters in Wichita, Kansas.

     The East Pipeline is a pipeline transporting refined petroleum products, including propane, received from refineries in southeast Kansas and other connecting pipelines to terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries connected to the East Pipeline directly or through other pipelines. These refineries obtain their crude oil primarily from producing areas in Kansas, Oklahoma and Texas. Five connecting pipelines can deliver propane for shipment through the East Pipeline from gas processing plants in Texas, New Mexico, Oklahoma and Kansas.

     West Pipeline

     KPOP acquired the West Pipeline in February 1995 through an asset purchase from WYCO Pipe Line Company for a purchase price of $27.1 million. The acquisition of the West Pipeline increased the Partnership's pipeline business in South Dakota and expanded it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of underground pipe line in Wyoming, Colorado and South Dakota, four truck loading terminals and numerous pump stations situated along the system. The system has four product terminals having a total storage capacity of over 1.7 million barrels.

     The West Pipeline originates at Casper, Wyoming. Strouds station, which is located east of Casper in Evansville, Wyoming, serves as a connecting point with Sinclair's Little America refinery and the Seminoe Pipeline that delivers product from Billings, Montana area refineries. From Strouds, the West Pipeline continues easterly through its 8" line to Douglas, Wyoming, where a 6" pipeline branches off to serve the Partnership's Rapid City, South Dakota terminal approximately 190 miles away. The 6" pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border approximately 30 miles south of Wyoming Refining's Newcastle refinery. The Rapid City terminal has a three bay bottom loading truck rack and storage tank capacity of 256,000 barrels. At Douglas Junction, the Partnership's 8" pipeline continues southward through a delivery point at the Burlington Northern Junction to the Cheyenne terminal. The Cheyenne terminal has a two bay bottom loading truck rack and storage tank capacity of 345,000 barrels. The Cheyenne terminal also serves as a receiving point for products from the Frontier refinery. Products can also be delivered to the Cheyenne Pipe Line at the Cheyenne terminal. From the Cheyenne terminal, the pipeline extends south into Colorado to the Dupont terminal located in the Denver metropolitan area. The Dupont terminal is the largest terminal on the West Pipeline system, with a six bay bottom loading truck rack and tankage capacity of 692,000 barrels. The 8" pipeline continues to the Commerce City station, where the West Pipeline can receive from and transfer product to the Total Petroleum and Conoco refineries and the Phillips Petroleum terminal. From the Commerce City station, a 6" line continues south 90 miles where the system terminates at the Fountain, Colorado terminal. The Fountain terminal has a five bay bottom loading truck rack and storage tank capacity of 366,000 barrels.

     The West Pipeline system parallels KPP's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming terminal. The small Cheyenne Pipe Line moves products from west to east from the West Pipeline's Cheyenne terminal to near the East Pipeline's North Platte terminal, although that line has been deactivated from Sidney, Nebraska (approximately 100 miles from Cheyenne) to North Platte. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers, who, with few exceptions, are also shippers on the Partnership's East Pipeline system.

     Pipelines Products and Activities

     The Pipelines' revenues are based on volumes shipped and the distances over which such volumes are transported. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the East Pipeline for each of the periods indicated and by the West Pipeline since its acquisition on February 24, 1995.

                                         YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                              1992       1993       1994       1995       1996
                            --------   --------   --------   --------   --------
Volume (1) ..............     55,111     56,234     54,546     74,965     73,839
Barrel miles (2) ........     14,287     14,160     14,460     16,594     16,735
Revenues (3) ............   $ 42,179   $ 44,107   $ 46,117   $ 60,192   $ 63,441

(1) Volumes are expressed in thousands of barrels of refined petroleum product.
(2) Barrel miles are shown in millions. A barrel mile is the movement of one barrel of refined petroleum product one mile.
(3)  Revenues are expressed in thousands of dollars.

     The following table sets forth volumes of gasoline, diesel and fuel oil, propane and other refined petroleum products transported by the East Pipeline during each of the periods indicated and by the West Pipeline since its acquisition by the Partnership in February 1995.

                                               YEAR ENDED DECEMBER 31,
                                               (THOUSANDS OF BARRELS)
                                      ------------------------------------------
                                       1992     1993     1994     1995     1996
                                      ------   ------   ------   ------   ------
Gasoline ..........................   24,816   25,407   23,958   37,348   36,063
Diesel and fuel oil ...............   23,374   25,308   26,340   33,411   32,934
Propane ...........................    4,676    4,153    4,204    4,146    4,842
Other .............................    2,245    1,366       44       60      -0-
                                      ------------------------------------------
  Total ...........................   55,111   56,234   54,546   74,965   73,839
                                      ======   ======   ======   ======   ======

     Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation. Propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the markets served by the East Pipeline affect the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any impact on the volumes shipped has been short-term. Tariffs charged shippers for transportation do not vary according to the type of product delivered.

     In October, 1991, two single-use pipelines were acquired from Calnev Pipe Line Company for $2.65 million. Each system, one located in Umatilla, Oregon and the other in Rawlins, Wyoming, supplies diesel fuel to Union Pacific Railroad fueling facilities under contracts having an initial term of five years, expiring in October 1996. These contracts were automatically renewed for two years and are renewable thereafter for successive two year terms unless canceled by either party. The Oregon line is fully automated and the Wyoming line requires minimal start-up assistance, which is provided by the railroad. In May 1993, KPOP began operating a newly constructed single-use pipeline near Pasco, Washington which supplies diesel fuel to a Burlington Northern Railroad fueling facility. For the year ended December 31, 1996, the three systems combined transported a total of 3.5 million barrels of diesel fuel, representing an aggregate of $1.3 million in revenues.

     Maintenance and Monitoring

     The Pipelines have been constructed and are maintained consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, to prolong the useful lives of the Pipelines, routine preventive maintenance is performed. Such maintenance includes cathodic protection to prevent external corrosion and inhibitors to prevent internal corrosion, periodic inspection of the Pipelines and frequent patrols of the Pipelines' rights-of-way. The Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment of the Pipelines and other problems.

     Supervisory Control and Data Acquisition ("SCADA"), a remote supervisory control software program, continuously monitors the Pipelines from the Wichita, Kansas headquarters. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters of any deviation from normal operations that requires attention. A new, state-of-the-art SCADA system was installed and in operation on the West Pipeline as of October 1995 and was completed on the East Pipeline during January 1997.

     Pipeline Operations

     Both the East Pipeline and the West Pipeline are interstate pipelines and thus subject to federal regulation by such governmental agencies as the Federal Energy Regulatory Commission ("FERC") and the Department of Transportation. Additionally, the West Pipeline is subject to state regulation of certain intrastate rates in Colorado and Wyoming and the East Pipeline is subject to state regulation in Kansas. The Pipelines are also subject to the regulations of other governmental agencies such as the Environmental Protection Agency. (See: "Regulation")

     Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. Also, certain of its intrastate common carrier operations are subject to state tariff regulation. Common carrier activities are those under which transportation through the Pipelines are available at published tariffs filed with the FERC, in the case of interstate shipments, or the relevant state authority, in the case of intrastate shipments in Kansas, Colorado and Wyoming, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation.

     In general, a shipper on one of the Pipelines acquires refined petroleum products from refineries connected to such Pipeline, or, if the shipper already owns the refined petroleum products, delivers such products to the Pipeline from those refineries or through pipelines that connect with such Pipeline. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the Pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

     Each shipper transporting product on a Pipeline is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines. The operations of the Pipelines include 20 truck loading terminals through which refined petroleum products are delivered to petroleum transport trucks.

     The following table shows, with respect to each of such terminals, its location, the number of tanks owned by KPOP, its storage capacity in barrels and truck capacity. Except as indicated in the notes to the table, each terminal is owned by KPOP.


                 LOCATION OF     NUMBER    TANKAGE      TRUCK
                  TERMINALS     OF TANKS  CAPACITY   CAPACITY(a)
                --------------  --------  ---------  -----------
                COLORADO:
                  Dupont              18    692,000            6
                  Fountain            13    366,000            5

                IOWA:
                  LeMars               9    103,000            2
                  Milford(b)          11    172,000            2
                  Rock Rapids         12    366,000            2

                KANSAS:
                  Concordia(c)         7     79,000            2
                  Hutchinson           9    162,000            1

                NEBRASKA:
                  Columbus(d)         12    191,000            2
                  Geneva              39    678,000            8
                  Norfolk             16    187,000            4
                  North Platte        22    198,000            5
                  Osceola              8     79,000            2
                  Superior(e)         11    192,000            1

                NORTH DAKOTA:
                  Jamestown           13    188,000            2

                SOUTH DAKOTA:
                  Aberdeen            12    181,000            2
                  Mitchell             8     72,000            2
                  Rapid City          13    256,000            3
                  Wolsey              21    149,000            4
                  Yankton             25    246,000            4

                WYOMING:
                  Cheyenne            15    345,000            2
                                --------  ---------
                TOTALS               294  4,902,000
                                ========  =========

--------------
(a)  Number of trucks that may be simultaneously loaded.
(b) The Milford terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. KPOP has the right to renew the lease upon its expiration for an additional term of 20 years at the same annual rental rate.
(c) The Concordia terminal is situated on land leased through the year 2060 for a total rental of $2,000.
(d)  Also loads rail tank cars.
(e)  Out of service as of March 15, 1997.

     The East Pipeline includes intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas with aggregate capacities of approximately 388,000 and 534,000 barrels, respectively. During 1996, approximately 60% and 92% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and approximately 40% and 8% of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

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

     The Pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. Refineries in Kansas, Oklahoma and Texas are connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky mountain sources. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by the Pipelines) that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

     The majority of the refined petroleum product transported through the East Pipeline is produced at four refineries located at McPherson, El Dorado and Arkansas City, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refinery Association ("NCRA"), Texaco, Inc. ("Texaco"), Total Petroleum ("Total") and Conoco, Inc. respectively. The NCRA, Texaco and Total refineries are connected directly to the East Pipeline, however, the Total refinery was shut down on September 1, 1996. One of such refineries, the McPherson, Kansas refinery operated by NCRA, accounted for approximately 37% of the total amount of product shipped over the East Pipeline in 1996. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from a pipeline originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

     The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Oil & Refining Company refinery located at Cheyenne, Wyoming, the Total Petroleum and Conoco Oil refineries located at Denver, Colorado and Sinclair's Little America refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana area refineries through a connecting pipeline.

     Principal Customers

     KPOP had a total of approximately 52 shippers in 1996. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $46.5 million, $43.7 million and $35.8 million, which accounted for 76%, 75% and 80% of total revenues for each of the years 1996, 1995 and 1994, respectively. These amounts were based upon revenue shipped during the periods indicated.

     Competition and Business Considerations

     The East Pipeline's major competitor is an independent regulated common carrier pipeline system owned by The Williams Companies, Inc. that operates approximately 100 miles east of and parallel with the East Pipeline. The Williams system is a substantially more extensive system than the East Pipeline. Furthermore, Williams and its affiliates have capital and financial resources that are substantially greater than those of the Partnership. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Fifteen of the East Pipeline's 16 delivery terminals are in direct competition with Williams' terminals, as they are located within two to 145 miles of one another.

     The West Pipeline competes with the truck loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Pipeline Company and Phillips Petroleum pipelines. Diamond Shamrock terminals in Denver and Colorado Springs, connected to a Diamond Shamrock pipeline from their Texas Panhandle refinery, are major competitors to the West Pipeline's Denver and Fountain terminals, respectively.

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

     The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of the Partnership is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by the Pipelines. However, trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. The Partnership does not believe that trucks are, or will be, over the long term effective competition to its long-haul volumes.

LIQUIDS TERMINALING

     Introduction

     The Partnership's Support Terminal Services, Inc. operation ("ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 1996, the Partnership's terminaling business accounted for approximately 46% of the Partnership's revenues. As of December 31, 1996, ST operates 31 facilities in 16 states and the District of Columbia, with a total storage capacity of approximately 17.2 million barrels. ST and its predecessors have been in the terminaling business for 40 years and handle a wide variety of products from petroleum products to specialty chemicals to edible liquids.

     ST's terminal facilities provide storage on a fee basis for petroleum products, specialty chemicals and other liquids. ST's five largest terminal facilities are located in Piney Point, Maryland; Jacksonville, Florida; Texas City, Texas; Baltimore, Maryland; and, Westwego, Louisiana. These facilities accounted for approximately 75% of ST's revenues and 65% of its tankage capacity in 1996.

     Description of Terminals

     Piney Point, Maryland. The largest terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995 (See: Recent Developments - Steuart Petroleum Company Acquisition). The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products, consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck loading facilities and product blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

     Jacksonville, Florida. The Jacksonville terminal, also acquired as part of the Steuart transaction, is located on approximately 86 acres at the St. John's River and consists of a main terminal and two annexes with combined storage capacity of approximately 2.1 million barrels in 28 tanks. The terminal is currently used to store petroleum products including gasoline, No. 2 oil, No. 6 oil, diesel and kerosene. This terminal has a tanker berth with a 38-foot draft and six barge berths and also offers truck and rail car loading facilities and facilities to blend residual fuels for ship bunkering.

     Texas City, Texas. The Texas City facility is situated on 39 acres of land leased from the Texas City Terminal Railway Company ("TCTRC") with long-term renewal options. It is located on Galveston Bay near the mouth of the Houston Ship Channel, approximately sixteen miles from open water. The eastern end of the Texas City site is adjacent to three deep-water docking facilities, which are also owned by TCTRC. The three deep-water docks include two 36-foot draft docks and a 40-foot draft dock. The docking facilities can accommodate any ship or barge capable of navigating the 40-foot draft of the Houston Ship Channel. ST is charged dockage and wharfage fees on a per vessel and per unit basis, respectively, by TCTRC, which it passes directly to its customers.

     ST handles and stores a wide range of specialty chemicals, including petrochemicals, at the Texas City facility. The facilities are designed to accommodate a diverse product mix, and include (i) tanks equipped for the specific storage needs of the various products handled; (ii) piping and pumping equipment for moving the product between the tanks and the transportation modes; and, (iii) an extensive infrastructure of support equipment. The tankage at Texas City is constructed of either mild carbon steel, stainless steel or aluminum. Certain of the tanks, piping and pumping equipment are equipped for special product needs, including among other things, linings and/or equipment that can control temperature, air pressure, air mixture or moisture. ST receives or delivers the majority of the specialty chemicals that it handles via ship or barge at Texas City. ST also receives and delivers liquids via rail tank cars and transport trucks and has direct pipeline connections to refineries in Texas City.

     The Texas City terminal consists of 124 tanks with a total capacity of approximately 2 million barrels. All recently built tanks are equipped with "double bottoms", which provide a leak detection system between the primary and secondary bottom. ST's facility has been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

     Baltimore, Maryland. The Baltimore facility is situated on 18 acres of owned land, located just south of Baltimore near the Harbor Tunnel on the Chesapeake Bay. ST also owns a 700-foot finger pier with a 33-foot draft channel and berth at the facility. The dock gives ST the ability to receive and deliver shipments of product from and to barge and ship. Additionally, the terminal can receive products by pipeline, truck and rail and deliver them via truck and rail. Similar to the Texas City facility, Baltimore is a specialty liquids terminal. The primary products stored at the Baltimore facility include asphalt, fructose, caustic solutions, military jet fuel, latex and other chemicals. The Baltimore tank facility consists of 50 tanks with a total capacity of approximately 826,000 barrels. All of the utilized tanks are dedicated to specific products of customers under contract. The tanks are specifically equipped to handle the requirements of the products they store.

     Westwego, Louisiana. The Westwego facility is situated on 27 acres of owned land adjacent to the West bank of the Mississippi River across from New Orleans. Its dock is capable of handling ocean-going vessels and barges. The terminal has numerous handling facilities for receiving and shipping by rail and tank truck, as well as vessels and barges. The Westwego terminal historically has been primarily a terminal for molasses and animal and vegetable fats and oils. The former owner of the facility has contracted with ST until June 1999 for terminaling in five large molasses tanks. In recent years, the terminal has broadened its product mix to include fertilizer, latex and caustic solutions. The facility includes a blending plant for the formulation of certain molasses-based feeds. The facility consists of 54 tanks with a total capacity of approximately 858,000 barrels. There are additional smaller tanks for blending and formulation of the liquid feeds.

     Other Terminal Sites.   In addition to the five major facilities described
above, ST has 26 other terminal facilities located throughout the United States, not separately counting two terminal facilities acquired in 1996 that are adjacent to facilities that were already owned by the Partnership (See:
Recent Developments). The 26 facilities represented approximately 35% of ST's total tankage capacity and approximately 25% of its total revenue for 1996. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals, Winona, Minnesota, which handles nitrogen fertilizer solutions, and Savannah, Georgia which handles chemicals and caustic, these facilities primarily store petroleum products for a variety of customers. These facilities provide ST with a geographically diverse base of customers and revenue.

     The storage and transport of jet fuel for the U.S. Department of Defense is also an important part of ST's business. Ten of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense. Six of the ten locations are utilized solely by the U.S. Government. Five of the locations include pipelines which deliver jet fuel directly to nearby military bases. Additionally, a sixth location is the former Steuart facility supplying Andrews Air Force Base, Maryland, consists of a barge receiving dock, an 11.3 mile pipeline, three 24,000 barrel double-bottomed tanks and an administration building located on the base. This facility provides the barge receipt, pipeline transportation and terminaling services for jet fuel to Andrews Air Force Base on a tariff basis for the Defense Fuel Supply Center and has served the base for the past 30 years.

The following table outlines ST's terminal locations, capacities, tanks and primary products handled:


                             TANKAGE         NO. OF      PRIMARY PRODUCTS
   FACILITY                  CAPACITY         TANKS          HANDLED
---------------------------------------------------------------------------------
PRIMARY TERMINALS:
Piney Point, MD             5,403,000           28   Petroleum
Jacksonville, FL            2,061,000           28   Petroleum
Texas City, TX              2,002,000          124   Chemicals and Petrochemicals
Westwego, LA                  858,000           54   Molasses, Fertilizer, Caustic
Baltimore, MD                 826,000           50   Chemicals, Asphalt, Jet Fuel

OTHER TERMINALS:
Montgomery, AL(a)             162,000            7   Petroleum, Jet Fuel
Moundville, AL                310,000            6   Jet Fuel
Tuscon, AZ(b)                 181,000            7   Petroleum
Imperial, CA                  124,000            6   Petroleum
Stockton, CA                  314,000           18   Petroleum
Farragut St., DC              176,000            5   Petroleum
M Street, DC                  133,000            3   Petroleum
Homestead, FL(a)               72,000            2   Jet Fuel
Augusta, GA                   110,000            8   Petroleum
Bremen, GA                    180,000            8   Petroleum, Jet Fuel
Brunswick, GA                 302,000            3   Petroleum, Pulp Liquor
Columbus, GA                  180,000           25   Petroleum, Chemicals
Macon, GA(a)                  307,000           10   Petroleum
Savannah, GA                  696,000           17   Petroleum, Chemicals
Chillicothe, IL               270,000            6   Petroleum
Peru, IL                      221,000            8   Petroleum, Fertilizer
Indianapolis, IN              410,000           18   Petroleum
Salina, KS                     98,000           10   Petroleum
Andrews AFB Pipeline, MD       72,000            3   Jet Fuel
Winona, MN                    229,000            7   Fertilizer
Alamogordo, NM(a)             120,000            5   Jet Fuel
Drumright, OK                 315,000            4   Jet Fuel
San Antonio, TX               207,000            4   Jet Fuel
Cockpit Point, VA             545,000           16   Petroleum, Asphalt
Virginia Beach, VA(a)          40,000            2   Jet Fuel
Milwaukee, WI                 308,000            7   Petroleum
                           ----------   ----------
                           17,232,000          499
                           ==========   ==========

(a) Facility also includes pipelines to U.S. government military base locations.
(b)  The terminal is 50% owned by ST.

     Recent Developments

     Steuart Petroleum Company Acquisition

     In December 1995, the Partnership, through its subsidiary partnership STOP, acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") for $68 million and the assumption of certain environmental liabilities. The Steuart terminaling assets acquired in the transaction consisted of eight facilities located in the District of Columbia, Florida, Georgia, Maryland and Virginia, including the pipeline servicing Andrews Air Force Base in Maryland. Strategically, the Steuart acquisition allowed the Partnership to significantly increase its presence on the East Coast of the United States, which has been further enhanced by the Powell-Duffryn and Sun acquisitions described below.

     Powell-Duffryn Acquisition

     In October 1996, the Partnership, through STOP, acquired a chemical liquids terminaling facility located in Savannah, Georgia from Powell-Duffryn, Inc. for $2.5 million plus transaction costs and the assumption of certain environmental liabilities. The terminal facility consists of five tanks having a total capacity of approximately 389,000 barrels and is also close to an existing petroleum terminal that was acquired by the Partnership in the Steuart acquisition. The acquisition of the Powell-Duffryn facility expanded the size, customer base and range of services provided by ST in Savannah, as it handles chemicals and caustic solutions rather than the petroleum products historically handled at the Partnership's existing Savannah terminal.

     Cockpit Point Acquisition

     In December 1996, the Partnership, through STOP, acquired an asphalt terminal in Cockpit Point, Virginia from Sun Company, Inc. (R&M) for $5.0 million plus transaction costs. The terminal is also adjacent to an existing facility, that was acquired by the Partnership in the Steuart acquisition and added 12 tanks having a total storage capacity of 89,000 barrels to the Partnership's existing operations at Cockpit Point. Until January 1, 1997, ST provided terminaling for Sun, at which time CITGO Asphalt Refining Company commenced using the terminal under a long term agreement with ST for the terminaling of CITGO's asphalt products. The acquisition was financed under the Partnership's $15 existing million revolving bank credit facility.

     Competition and Business Considerations

     In addition to the terminals owned by independent terminal operators, such as ST, many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

     Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as "deep-water terminals" and terminals without such facilities are referred to as "inland terminals"; though some inland facilities are served by barges on navigable rivers.

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

     Several companies offering liquid terminaling facilities have significantly more capacity than ST. However, the majority of ST's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators, including GATX Terminals Corporation, Williams, Northville Industries Corporation and Petroleum Fuel & Terminal Company, have facilities used primarily for petroleum related products. As a result, most of Steuart's terminals will be competing against other large petroleum products terminals rather than the specialty liquids facilities offered by tankage at ST's terminals. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.

CAPITAL EXPENDITURES

     Capital expenditures by the Pipelines, were $2.2 million, $3.4 million and $3.5, respectively, for the three years ended from December 31, 1994 to December 31, 1996. During these periods, adequate Pipeline capacity existed to accommodate volume growth and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $5.0 million, $5.6 million and $4.7 million, respectively, for the three years ending from December 31, 1994 to December 31, 1996.

     Capital expenditures of the Partnership during 1997 are expected to be approximately $8 to 10 million. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity"). Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operation. The General Partner intends to finance future expansion capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability and/or choose to finance such expenditures through borrowing.

REGULATION

     Interstate Regulation.   The interstate common carrier pipeline operations
of the Partnership are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by complaint to FERC filed by a shipper or on the FERC's own initiative and reparations may be recovered by the party filing the complaint for the two year period prior to the complaint, if FERC finds the rate to be unlawful.

     In general, petroleum product pipeline rates are cost-based. Such rates are permitted to generate operating revenues, based on projected volumes, not greater than the total of the following components: (i) operating expenses,
(ii) depreciation and amortization, (iii) federal and state income taxes (determined on a separate company basis and adjusted or "normalized" to avoid year to year variations in rates due to the effect of timing differences between book and tax accounting for certain expenses, primarily depreciation) and (iv) an overall allowed rate of return on the pipeline's "rate base". Generally, the "rate base" is a measure of the investment in, or value of, the common carrier assets of a petroleum products pipeline.

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

     The index underlying Order No. 561 is to serve as the principal basis for the establishment of oil pipeline rate changes in the future. As explained by the FERC in Order Nos. 561 and 561-A, however, there may be circumstances where the indexing mechanism will not apply. Specifically, the FERC determined that a pipeline may utilize any one of the following three alternative methodologies to indexing: (i) a cost-of-service methodology may be utilized by a pipeline to justify a change in a rate if a pipeline can demonstrate that its increased costs are prudently incurred and that there is a substantial divergence between such increased costs and the rate that would be produced by application of the index; (ii) a pipeline may file a rate change as part of a settlement when it secures the agreement of all of its existing shippers; and (iii) a pipeline may base its rates upon a "light-handed" market-based form of regulation if it is able to demonstrate a lack of significant market power in the relevant markets.

     The indexing mechanism does not apply to initial rates of a pipeline, which will still generally be established using the traditional TOC methodology. Order No. 561 provides, however, that a pipeline can file an initial rate based upon the agreement of at least one non-affiliated shipper, without an accompanying cost-of-service justification for such rate. Yet, if this agreed-upon rate is protested by another shipper, the pipeline will be required to justify the initial rate on a cost-of-service basis. The initial rate that is established by the pipeline becomes the pipeline's "Base Rate", and the indexing mechanism will be applicable to that rate in subsequent years.

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

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the Partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the US Court of Appeals. Subsequently the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding that has not yet reached the hearing stage, involving a different oil pipeline limited partnership, various shippers have challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff has also filed testimony that supports the disallowance of income taxes. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units, Preference Units and Preference B Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

     Intrastate Regulation. The intrastate operations of the East Pipeline in Kansas are subject to regulation by the Kansas Corporation Commission, and the intrastate operations of the West Pipeline in Colorado and Wyoming are subject to regulation by the Colorado Public Utility commission and the Wyoming Public Service Commission, respectively. Like the FERC, the state regulatory authorities require that shippers be notified of proposed intrastate tariff increases and have an opportunity to protest such increases. KPOP also files with such state authorities copies of interstate tariff changes filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.

ENVIRONMENTAL MATTERS

     General. The operations of the Partnership are subject to federal, state and local laws and regulations relating to the protection of the environment. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, past and present, could result in substantial costs and liabilities to the Partnership.

     Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. Regulations concerning the environment are continually being developed and revised in ways that may impose additional regulatory burdens on the Partnership.

     Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. The East Pipeline has experienced limited groundwater contamination at five terminal sites (Milford, Iowa, Norfolk and Columbus, Nebraska, and Aberdeen and Yankton, South Dakota) resulting from spills of refined petroleum products. Regulatory authorities have been notified of these findings and remediation projects are underway or under construction using various remediation techniques. The Partnership estimates that $719,000 has been expended to date for remediation at these five sites and that ongoing remediation expenses at each site will be less than $5,000 per year for the next several years. Groundwater contamination is also known to exist at East Pipeline sites in Augusta, Kansas and in Potwin, Kansas, but no remediation has been required. Although no assurances can be made, if remediation is required, the Partnership believes that the resulting cost would not be material.

     The East Pipeline experienced a spill due to third party damage during the first quarter of 1991. Remediation of the ground water impacted by this spill was performed from the second quarter of 1991 through the second quarter of 1996. During the fourth quarter of 1996, additional site assessment work was performed to determine the extent of the remaining contamination and to develop a more effective remediation approach. Also during the fourth quarter of 1996, a settlement was reached with the parties previously named in the related damage suit filed by the Partnership. Future remediation expenses relative to this site are not expected to have a material effect upon the results of the Partnership.

     During 1994, the East Pipeline experienced a seam rupture of its 8" northbound line in Nebraska in January and another similar rupture on the same line in April. As a result of these ruptures, KPOP reduced the maximum operating pressure on this line to 60% of the Maximum Allowable Operating Pressure ("MAOP") and, on May 24, 1994, commenced a hydrostatic test to determine the integrity of over 80 miles of that line. The test was completed on the entire 80 miles on May 29, 1994, and the line was authorized to return to approximately 80% of MAOP pending review by the Department of Transportation ("DOT") of the hydrostatic test results. On July 29, 1994, the DOT authorized most of the line to return to the historical MAOP. Approximately 30 miles of the line was authorized to return to slightly less than historical MAOP. Although the Partnership has expended approximately $210,000 to date for remediation at these rupture sites, the total amount of remediation expenses that will be required has not yet been determined. These expenses are not expected to have a material effect upon the results of the Partnership.

     ST has experienced groundwater contamination at its terminal sites at Baltimore, Maryland, and Alamogordo, New Mexico. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. Groundwater contamination also exists at the ST terminal site in Stockton, California and in the areas surrounding this site as a result of the past operations of five of the facilities operating in this area. ST has entered into an agreement with three of these other companies to allocate responsibility for the clean up of the contaminated area. Under the current approach, clean up will not be required, however based on risk assessment, the site will continue to be monitored and tested. In addition, ST is responsible for up to two-thirds of the costs associated with existing groundwater contamination at a formerly owned terminal at Marcy, New York, which also is being remediated through extraction wells and air strippers. The Partnership has expended approximately $500,000 through 1996 for remediation at these four sites and estimates that on-going remediation expenses will aggregate approximately $200,000 to $300,000 over the next three years.

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

     In 1991, the Environmental Protection Agency (the "EPA") implemented regulations expanding the definition of hazardous waste. The Toxicity Characteristic Leaching Procedure ("TLC") has broadened the definition of hazardous waste by including 25 constituents that were not previously included in determining that a waste is hazardous. Water that comes in contact with petroleum may fail the TLC procedure and require additional treatment prior to its disposal. The Partnership has installed totally enclosed wastewater treatment systems at all East Pipeline terminal sites to treat such petroleum contaminated water, especially tank bottom water.

     The EPA has also promulgated regulations that may require the Partnership to apply for permits to discharge storm water runoff. Storm water discharge permits also may be required in certain states in which the Partnership operates. Where such requirements are applicable, the Partnership has applied for such permits and, after the permits are received, will be required to sample storm water effluent before releasing it. The Partnership believes that effluent limitations could be met, if necessary, with minor modifications to existing facilities and operations. Although no assurance in this regard can be given, the Partnership believes that the changes will not have a material effect on the Partnership's financial condition or results of operations.

     Groundwater remediation efforts are ongoing at the West Pipeline's Dupont and Fountain, Colorado terminals and at the Cheyenne, Wyoming terminal and Bear Creek, Wyoming station and will be required at one other West Pipeline terminal. Regulatory officials have been consulted in the development of remediation plans. In the course of acquisition negotiations for this terminal, KPOP's regulatory group and its outside environmental consultants agreed upon the expense and costs of these required remediations. In connection with the purchase of the West Pipeline, KPOP agreed to implement the agreed remediation plans at these specific sites over the succeeding five years following the acquisition in return for the payment by the seller, Wyco Pipe Line Company, of $1,312,000 to KPOP to cover the discounted estimated future costs of these remediations. In conjunction with the acquisition, the Partnership accrued $2.1 million for these future remediation expenses.

     The former Steuart terminals have experienced groundwater contamination at the Piney Point, Maryland, Jacksonville, Florida and each of the Washington, D.C. facilities. Foreseeable remediation expenses are estimated not to exceed $1.8 million. The Partnership agreed to assume the existing remediation and the costs thereof up to $1.8 million and the Asset Purchase Agreements provided, with respect to unknown environmental damages that are discovered after the closing and that were caused by operations conducted by Steuart prior to the closing, that the Partnership and Steuart will share those expenses at a ratio of 20% for the Partnership and 80% for Steuart until a total of $2.5 million has been expended. Thereafter, such expenses will be the Partnership's responsibility. This indemnity will expire in December, 1998.
In conjunction with the acquisition, the Partnership accrued $2.3 million for potential environmental liabilities arising from the Steuart acquisition.

     Aboveground Storage Tank Acts. A number of the states in which the Partnership operates have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not currently a federal statute regulating these above ground tanks, there is a possibility that such a law will be passed within the next couple of years. The Partnership is in substantial compliance with all above ground storage tank laws in the states with such laws. Although no assurance can be given, the Partnership believes that the future implementation of above ground storage tank laws by either additional states or by the federal government will not have a material adverse effect on the Partnership's financial condition or results of operations.

     Air Emissions. The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of the Pipelines are in substantial compliance with such statues in all states in which they operate.

     Amendments to the Federal Clean Air Act enacted in late 1990 will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that have been and are to be developed and implemented by the EPA and state environmental agencies. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides will be subject to increasingly stringent regulations, including requirements that certain sources install maximum or reasonably available control technology.
The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the Partnership's facilities are included within the categories of hazardous air pollutant sources that will be affected by these regulations. Additionally, new dockside loading facilities owned or operated by the Partnership will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations will control VOC emissions from the loading and unloading of tank vessels. In 1995, ST completed the installation of a marine vapor collection system and large flare at its Texas City terminal at a cost of approximately $2.0 million.

     Although the Partnership is in substantial compliance with applicable air pollution laws, in anticipation of the implementation of stricter air control regulations, the Partnership is taking actions to substantially reduce its air emissions. The Partnership plans to install bottom loading and vapor recovery equipment on the loading racks at selected terminal sites along the East Pipeline that do not already have such emissions control equipment. These modifications will substantially reduce the total air emissions from each of these facilities. Having begun in 1993, this project is being phased in over a period of years.

     Solid Waste. The Partnership generates non-hazardous solid waste that is subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, the Partnership is not required to comply with a substantial portion of the RCRA requirements because the Partnership's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during pipeline operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

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

     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance". The Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

     Indemnification. KPL has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of groundwater contamination resulting from three spills and the possible groundwater contamination at a pumping and storage site referred to under "Water" to the standards that are in effect at the time such remediation operations are concluded. In addition, ST's former owner has agreed to indemnify the Partnership against liabilities for damages to the environment from operations conducted by such former owners prior to March 2, 1993. The indemnity, which expires March 1, 1998, is limited in amount to 60% of any claim exceeding $100,000 until an aggregate amount of $10 million has been paid by ST's former owner. In addition, with respect to unknown environmental expenses from operations conducted by Wyco Pipe Line Company prior to the closing of the Partnership's acquisition of the West Pipeline, KPOP has agreed to pay the first $150,000 of such expenses, KPOP and Wyco Pipe Line Company will share, on an equal basis, the next $900,000 of such expenses and Wyco Pipe Line Company will indemnify KPOP for up to $2,950,000 of such expenses thereafter. The indemnity expires in August 1999. To the extent that environmental liabilities exceed the amount of such indemnity, KPOP has affirmatively assumed the excess environmental liabilities. Also, the Steuart terminals Asset Purchase Agreements provide, with respect to unknown environmental damages that are discovered after the closing of the Steuart terminals acquisition and that were caused by operations conducted by Steuart prior to the closing, that the Partnership and Steuart will share expenses associated with such environmental damages at a ratio of 20% for the Partnership and 80% for Steuart until a total of $2.5 million has been expended. Thereafter, such expenses will be the Partnership's responsibility. This indemnity will expire in December 1998.

SAFETY REGULATION

     The Pipelines are subject to regulation by the Department of Transportation under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

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

EMPLOYEES

     The Partnership has no employees. The business of the Partnership is conducted by the General Partner, KPL, which at December 31, 1996, employed 426 persons, 201 of whom were salaried and 225 were hourly rate employees. Approximately 167 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 55 persons employed by the terminal division of KPL were represented by the Oil, Chemical and Atomic Workers International Union AFL-CIO ("OCAW"). The terminal division has an agreement with OCAW for 38 of the above employees, which is in effect through June 28, 1999. The agreement is subject to automatic renewal for successive one-year periods unless one of the parties serves written notice to terminate such agreement in a timely manner. The terminal division is currently bargaining in good faith with OCAW to reach a collective bargaining agreement for the remaining 17 of such 55 employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Partnership did not hold a meeting of unitholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 1996.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SENIOR PREFERENCE UNITS AND PREFERENCE UNITS AND RELATED UNITHOLDER MATTERS

     The Partnership's senior preference limited partner interests ("Senior Preference Units") and Preference Units are listed and traded on the New York Stock Exchange. At March 10, 1997, there were approximately 1,000 Senior Preference Unitholders of record and approximately 200 Preference Unitholders of record. Set forth below are prices and cash distributions for Senior Preference Units and Preference Units, respectively, on the New York Stock Exchange.


                             SENIOR PREFERENCE         PREFERENCE           CASH
                                UNIT PRICES           UNIT PRICES       DISTRIBUTIONS
YEAR                          HIGH       LOW        HIGH        LOW        DECLARED
----                         ------     ------     ------      ------   -------------
1995:
  First Quarter              24 3/4     20 5/8                                .55
  Second Quarter             24 1/2     20 3/4                                .55
  Third Quarter              24 3/4     22 3/8     22 5/8(a)   22             .55
  Fourth Quarter             25         23 1/8     22 1/2      21 5/8         .55
1996:
  First Quarter              26 1/2     23 7/8     24 5/8      22 1/4         .55
  Second Quarter             26 5/8     24 1/4     24 5/8      23 1/8         .55
  Third Quarter              26 5/8     24 3/4     25 7/8      22 7/8         .60
  Fourth Quarter             30         25 5/8     28 1/8      25             .60

1997:
  First Quarter              31 1/4     28 5/8     28 5/8      26 1/2
   (through March 10, 1997)


(a)  Preference Units commenced trading on September 20, 1995.

     The Partnership has paid the Minimum Quarterly Distribution on each outstanding Senior Preference Unit for each quarter since the Partnership's inception. The Partnership has also paid the Minimum Quarterly Distribution on Preference Units with respect to all quarters since inception of the Partnership, except for distributions in the second, third and fourth quarters of 1991 totaling $9,323,000 which have since been satisfied and no arrearages remain as of December 31, 1996. Prior to 1994, no distributions were paid on the outstanding Common Units, which are not entitled to arrearages in the payment of the Minimum Quarterly. Distributions paid on the Common Units were $1,738,000; $4,582,000 and $7,110,000 for 1994, 1995 and 1996, respectively.

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


                                                     Year Ended December 31,
                                   -------------------------------------------------------------
                                      1992       1993(a)        1994       1995(b)       1996
                                   ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA:
Revenues .......................   $  42,179    $  69,235    $  78,745    $  96,928    $ 117,554
                                   ---------    ---------    ---------    ---------    ---------

Operating costs ................      14,507       29,012       33,586       40,617       49,925
Depreciation and amortization ..       4,124        6,135        7,257        8,261       10,981
General and administrative .....       2,752        4,673        4,924        5,472        5,259
                                   ---------    ---------    ---------    ---------    ---------

   Total costs and expenses ....      21,383       39,820       45,767       54,350       66,165
                                   ---------    ---------    ---------    ---------    ---------

Operating income ...............      20,796       29,415       32,978       42,578       51,389
Interest and other income ......       1,721        1,331        1,299          894          776
Interest expense ...............      (2,338)      (3,376)      (3,706)      (6,437)     (11,033)
Minority interest ..............        (200)        (266)        (295)        (360)        (403)
                                   ---------    ---------    ---------    ---------    ---------
Income before income taxes .....      19,979       27,104       30,276       36,675       40,729
Income taxes (c) ...............        --           (450)        (818)        (627)        (822)
                                   ---------    ---------    ---------    ---------    ---------

Net income .....................   $  19,979    $  26,654    $  29,458    $  36,048    $  39,907
                                   =========    =========    =========    =========    =========

Allocation of net income(d) per:
   Senior Preference Unit ......   $    2.20    $    2.20    $    2.20    $    2.20    $    2.46
                                   =========    =========    =========    =========    =========
   Preference Unit .............   $    2.20    $    2.20    $    2.20    $    2.20    $    2.46
                                   =========    =========    =========    =========    =========
   Preference Unit arrearages ..   $     .45    $    1.20    $    --      $     --     $    --
                                   =========    =========    =========    =========    =========

Cash Distributions declared per:
   Senior Preference Unit ......   $    2.20    $    2.20    $    2.20    $    2.20    $    2.30
                                   =========    =========    =========    =========    =========
   Preference Unit .............   $    2.20    $    2.20    $    2.20    $    2.20    $    2.30
                                   =========    =========    =========    =========    =========
   Preference Unit arrearages ..   $     .45    $    1.20    $    --      $     --     $    --
                                   =========    =========    =========    =========    =========

BALANCE SHEET DATA (AT
   PERIOD END):
Property and equipment, net ....   $  66,956    $ 133,436    $ 145,646    $ 246,471    $ 249,733
Total assets ...................      86,409      162,407      163,105      267,787      274,765
Long-term debt .................      20,864       41,814       43,265      136,489      139,453
Partners' capital ..............      55,657      100,598       99,754      100,748      103,340


(a)  Includes the operations of ST since its acquisition on March 2, 1993.
(b) Includes the operations of the West Pipeline since its acquisition in February 1995 and the operations of Steuart since its acquisition in December 1995.
(c) Subsequent to the acquisition of ST in March 1993, certain operations are conducted in taxable entities.
(d) Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to the class of units that did not receive the same amount of cash distributions per unit (if any). If the same cash distributions per unit are declared to all classes of units, income is allocated pro rata based on the aggregate amount of distributions declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and notes thereto and the summary historical and pro forma financial and operating data included elsewhere in this report.

GENERAL

     In September 1989, Kaneb Pipe Line Company ("KPL"), a wholly-owned subsidiary of Kaneb Services, Inc. ("Kaneb"), formed the Partnership to own and operate its refined petroleum products pipeline business. The Partnership operates through KPOP, a limited partnership in which the Partnership holds a 99% interest as limited partner and KPL owns a 1% interest as general partner in both the Partnership and KPOP. The Partnership is engaged through operating subsidiaries in the refined petroleum products pipeline business and, since 1993, terminaling and storage of petroleum products and specialty liquids.

     The Partnership's pipeline business consists primarily of the transportation through the East Pipeline and the West Pipeline, as common carriers, of refined petroleum products. The Partnership acquired the West Pipeline in February 1995 from Wyco Pipe Line Company, a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition was financed by the issuance of $27 million of first mortgage notes to a group of insurance companies due February 24, 2002, which bear interest at the rate of 8.37% per annum. The East Pipeline and the West Pipeline are collectively referred to as the "Pipelines." The Pipelines primarily transport gasoline, diesel oil, fuel oil and propane. The products are transported from refineries connected to the Pipeline, directly or through other pipelines, to agricultural users, railroads and wholesale customers in the states in which the Pipelines are located and in portions of other states. Substantially all of the Pipelines' operations constitute common carrier operations that are subject to federal or state tariff regulations. The Partnership has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products.

     The Partnership's business of terminaling petroleum products and specialty liquids is conducted under the name ST Services ("ST"). The Partnership is the third largest independent terminaling company in the United States. With the acquisition of Steuart (see below), ST operates 31 facilities in 16 states and the District of Columbia with an aggregate tankage capacity of approximately
17.2 million barrels. The Texas City terminal is a deep-water facility primarily serving the Gulf Coast petrochemical industry. The Westwego terminal, purchased in June 1994 and located on the West bank of the Mississippi River across from New Orleans, handles molasses, animal and vegetable oil and fats, fertilizer, latex and caustic solutions. The Baltimore terminal is the largest independent terminal facility in the Baltimore area and handles asphalt, fructose, latex, caustic solutions and other liquids.

     ST acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") in December 1995 for $68 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition was initially financed with a $68 million bridge loan from a bank. The Partnership refinanced this bridge loan in June 1996 with a series of first mortgage notes (the "Steuart Notes") to a group of insurance companies bearing interest at rates ranging from 7.08% to 7.98% and maturing in varying amounts in June 2001, 2003, 2006 and 2016. The Steuart terminaling assets consist of seven petroleum product terminal facilities located in the District of Columbia, Florida, Georgia, Maryland and Virginia and the pipeline and terminaling facilities serving Andrews Air Force Base in Maryland. The Piney Point, Maryland terminal is the closest petroleum storage facility to Washington D.C. which has access to deep water. The Jacksonville terminal has 28 tanks with approximately 2.1 million barrels of aggregate storage capacity, which are currently used to store petroleum products. The remainder of ST's terminals primarily handle petroleum products.

     The Partnership acquired ST in March 1993 for approximately $65 million (including $2 million in acquisition costs). In connection with the acquisition, the Partnership borrowed $65 million from a group of banks. In April 1993, the Partnership completed a public offering of 2.25 million Senior Preference Units at $25.25 per unit. The bank loan was partially repaid with $50.8 million of the proceeds from the offering, and the balance was refinanced with first mortgage notes in December 1994. The Partnership continually evaluates other potential acquisitions.

PIPELINE OPERATIONS

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1994       1995       1996
                                                  --------   --------   --------
  Revenues ....................................   $ 46,117   $ 60,192   $ 63,441
  Operating costs .............................     17,777     22,564     23,692
  Depreciation and amortization ...............      4,276      4,843      4,817
  General and administrative ..................      2,908      3,038      2,711
                                                  --------   --------   --------
  Operating income ............................   $ 21,156   $ 29,747   $ 32,221
                                                  ========   ========   ========


     The Pipelines' revenues are based on volumes shipped and the distances over which such volumes are transported. Revenues increased $3.2 million and $14.1 million in 1996 and 1995, respectively. The increases in both years are primarily due to the acquisition of the West Pipeline in February 1995.
Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 16.7 billion in 1996 compared to 16.6 billion in 1995. Barrel miles in 1995 increased from 14.5 billion barrel miles in 1994, primarily due to the acquisition of the West Pipeline.

     Operating costs which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased $1.1 million in 1996 and $4.8 million in 1995. The 1996 increase is primarily due to higher materials and supplies, including additives and outside services, and the 1995 increase is primarily a result of the West Pipeline acquisition. The 1995 increase in depreciation and amortization is a direct result of the February 1995 acquisition of the West Pipeline. General and administrative costs include managerial, accounting and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs. The decrease in 1996 from 1995 was primarily due to lower legal and professional and other non-operating costs.

TERMINALING OPERATIONS

                                                     Year Ended December 31,
                                                  ------------------------------
                                                    1994       1995       1996
                                                  --------   --------   --------
  Revenues ....................................   $ 32,628   $ 36,736   $ 54,113
  Operating costs .............................     15,809     18,053     26,233
  Depreciation and amortization ...............      2,981      3,418      6,164
  General and administrative ..................      2,016      2,434      2,548
                                                  --------   --------   --------
  Operating income ............................   $ 11,822   $ 12,831   $ 19,168
                                                  ========   ========   ========


     The increases in revenues are attributable to acquisitions and increases in prices charged for storage and tankage volumes utilized. Revenues increased 47% in 1996 primarily from the acquisition of the Steuart Petroleum terminals in December 1995 and 13% in 1995. Average annual tankage utilized increased
5.2 million barrels in 1996 to 11.9 million barrels compared to 6.7 million barrels in 1995 primarily as a result of the Steuart terminals acquired and increased 600,000 barrels in 1995 over 1994 also primarily as a result of other terminal acquisitions. Average annual revenues per barrel of tankage utilized was $4.55 per barrel in 1996 compared to $5.46 per barrel in 1995. The decrease in per barrel averages is due to the large proportionate volumes of petroleum products being stored at the Steuart terminals with lower rates per barrel than specialty chemicals with higher rates per barrel that are stored at other terminals. Average annual revenues per barrel of tankage utilized increased $0.13 per barrel in 1995 over 1994.

     Total tankage capacity (17.2 million barrels at December 31, 1996) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service in addition to pricing when selecting terminal storage. Operating costs increased $8.2 million and $2.2 million and depreciation and amortization increased $2.7 million and $.4 million in 1996 and 1995, respectively, primarily as a result of terminal acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities was 1.02 to 1 at December 31, 1996 and 0.9 to 1 at December 31, 1995. Cash provided by operating activities was $49.2 million, $44.5 million and $37.9 million for the years 1996, 1995 and 1994 respectively. The increase in cash flow from operating activities in 1995 was primarily a result of the West Pipeline and terminal acquisitions while the increase in cash flow from operating activities in 1996 was primarily a result of the acquisition of the Steuart terminaling assets.

     Capital expenditures, excluding expansion capital expenditures, were $7.1 million, $9.0 million and $7.2 million for 1996, 1995 and 1994, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, material. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverages. Capital expenditures of the Partnership during 1997 are expected to be approximately $8 to $10 million.

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $2.30 per unit were declared to Senior Preference Unitholders and Preference Unitholders in 1996 and $2.20 per unit was declared in 1995 and 1994. During 1996, 1995 and 1994, the Partnership declared distributions of $7.3 million ($2.30 per unit); $6.3 million ($2.00 per unit); and $1.7 million ($0.55 per unit), respectively, to the holders of Common Units.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership borrowings.

     In 1994, a subsidiary of the Partnership issued $33 million of first mortgage notes (the "Series B Notes") to a group of insurance companies. Proceeds from these notes were used to refinance existing debt of the Partnership that was incurred in connection with the ST acquisition in 1993 and the terminal acquisitions in 1994. The notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, the Partnership entered into the Credit Agreement with two banks that provides a $15 million revolving credit facility for working capital and other partnership purposes. Borrowings under the Credit Agreement bear interest at variable rates and are due and payable in November 1997. The Credit Agreement has a commitment fee of 0.2% per annum of the unused credit facility. $5 million was drawn under this credit facility at December 31, 1996.

     The Partnership acquired the West Pipeline in February 1995 from Wyco Pipe Line Company, a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million. The acquisition was financed by the issuance of $27 million of first mortgage notes (the "Series A Notes") due February 24, 2002, which bear interest at the rate of 8.37% per annum. The Series A and B Notes and credit facility are secured by a mortgage on the East Pipeline.

     The acquisition of the Steuart terminaling assets was initially financed by a $68 million bank bridge loan. The Partnership refinanced this bridge loan in June 1996 with a series of first mortgage notes (the "Steuart Notes") bearing interest at rates ranging from 7.08% to 7.98% and maturing in varying amounts in June 2001, 2003, 2006 and 2016. The Steuart Notes are secured, pari passu with the Series A and B Notes and credit facility, by a mortgage on the East Pipeline.

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U. S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal withdrawn. In another FERC proceeding that has not yet reached the hearing stage, involving a different oil pipeline limited partnership, various shippers have challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff has also filed testimony that supports the disallowance of income taxes. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units, Preference Units and Preference B Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

NEW ACCOUNTING PRONOUNCEMENT

     In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and requires the write-down to market of certain long-lived assets. The Partnership adopted SFAS 121 in the first quarter of 1996 and such adoption did not have a material effect on the Partnership's financial position or results of operations.

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


                                                              UNITS BENEFICIALLY OWNED AT MARCH 10, 1997(L)
                                          YEARS OF SERVICE ----------------------------------------------------
                          POSITION WITH       WITH THE       SENIOR    % OF  PREFERENCE  % OF   COMMON    % OF
       NAME          AGE   THE COMPANY        COMPANY      PREFERENCE  CLASS    UNITS    CLASS  UNITS     CLASS
---------------------------------------------------------------------------------------------------------------
Edward D. Doherty    61  Chairman of            7(a)         8,326       *      1,200      *    75,000    2.4%
                          the Board and
                          Chief Executive
                          Officer
Leon E. Hutchens     62  President             37(b)           148       *        -0-      *       -0-      *
Howard C. Wadsworth  52  Vice President         3(c)           -0-       *        -0-      *       -0-      *
                          Treasurer and
                          Secretary
Jimmy L. Harrison    43  Controller             5(d)           -0-       *        -0-      *       -0-      *
John R. Barnes       52  Director              10(e)        76,600       1%    60,500      1%   79,000    2.5%
Charles R. Cox       54  Director               2(f)           -0-       *        -0-      *       -0-      *
Sangwoo Ahn          58  Director               8(g)        35,000       *        -0-      *       -0-      *
Frank M. Burke, Jr   57  Director               -(h)           -0-       *        -0-      *       -0-      *
James R. Whatley     70  Director               8(i)        22,400       *        -0-      *       -0-      *
Ralph A. Rehm        51  Director               6(j)           -0-       *        -0-      *       -0-      *
Murray A. Biles      66  Director              43(k)           500       *        -0-      *       -0-      *

--------------
*Less than one percent

(a) Mr. Doherty, Chairman of the Board of the Company since September 1989, is also Senior Vice President of Kaneb.
(b) Mr. Hutchens assumed his current position in January 1994, having been with KPL since January 1960. Mr. Hutchens had been Vice President since January 1981. Mr. Hutchens was Manager of Product Movement from July 1976 to January 1981.
(c) Mr. Wadsworth also serves as Vice President, Treasurer and Secretary for Kaneb. Mr. Wadsworth joined Kaneb in October, 1990.
(d) Mr. Harrison assumed his present position in November, 1992, prior to which he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.
(e) Mr. Barnes, a director of the Company, is also Chairman of the Board, President and Chief Executive Officer of Kaneb.
(f) Mr. Cox, a director of the Company since September 1995, is also a director of Kaneb. Mr. Cox has held senior executive level positions for more than the past five years of his twenty-seven year career with Fluor Daniel, Inc.
(g) Mr. Ahn, a director of the Company since July 1989, is also a director of Kaneb. Mr. Ahn has been a partner of Morgan Lewis Githens & Ahn, L.P., an investment banking firm, since 1982 and currently serves as a director of Gradall Industries, Inc., ITI Technologies, Inc., PAR Technology Corporation, Quaker Fabric Corporation, and Stuart Entertainment, Inc.
(h) Mr. Burke, elected as a director of the Company in January 1997, is also a director of Kaneb. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. He was previously associated with Peat, Marwick, Mitchell & Co. (now KPMG Peat Marwick, LLP), an international firm of certified public accountants, for twenty-four years.

(i) Mr. Whatley, a director of the Company since July 1989, is also a director of Kaneb. In addition to serving as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989, Mr. Whatley was elected and served in the additional offices of President and Chief Executive Officer of Kaneb from June until October 1986.
(j) Mr. Ralph Rehm, who is also a director of Kaneb, is President of NorthLake Consulting Company, which provides financial consulting services.
(k) Mr. Biles joined the Company in November 1953 and served as President from January 1985 until his retirement at the close of 1993.
(l) Units of the Partnership listed are those which are owned by the person indicated, his spouse or children living at home. None of the directors of the Company owns more than two percent of the outstanding Senior Preference Units or Preference Units, respectively, of the Partnership. Each director had sole power with respect to all or substantially all of the Units attributed to him.

AUDIT COMMITTEE

     Messrs. Sangwoo Ahn and, effective February 20, 1997, Frank M. Burke, Jr. serve as the members of the Audit Committee of the Company. Such Committee will, on an annual basis, or more frequently as such Committee may determine to be appropriate, review policies and practices of the Company and the Partnership and deal with various matters as to which conflicts of interest may arise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 1996, none of the Company's officers or employees participated in the deliberations of the Company's Board of Directors concerning executive officer compensation.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no executive officers, but is obligated to reimburse the Company for compensation paid to the Company's executive officers in connection with their operation of the Partnership's business.

     The following table sets forth information with respect to the aggregate compensation paid or accrued by the Company during the fiscal years 1996, 1995 and 1994, to the Chief Executive Officer and each of the most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation
 Name and Principal                ------------------------         All Other
     Position          Year        Salary          Bonus(a)      Compensation(b)
--------------------   ----        ------          --------      ---------------
Edward D. Doherty(c)   1996       $200,333(d)      $ 93,040           $6,832
 Chairman of the       1995        190,833          133,100            6,096
 Board and Chief       1994        180,417           40,000            6,833
 Executive Officer

Leon E. Hutchens       1996        173,700           15,000            7,051
 President             1995        164,644           30,000            7,278
                       1994        158,403            5,000            6,465

Jimmy L. Harrison      1996        105,532            4,000            3,775
 Controller            1995        100,670            8,500            5,450

(a)  Amounts earned in year shown and paid the following year.
(b) Represents the Company's contributions to Kaneb's Savings Investment Plan (a 401(k) plan) and the imputed value of Company-paid group term life insurance exceeding $50,000.
(c) The Compensation for this individual is paid by Kaneb which is reimbursed for all or substantially all of such compensation by the Company.
(d)  Includes deferred compensation of $14,901.

Retirement Plan

     Effective April 1, 1991, Kaneb established the Savings Investment Plan, a defined contribution 401(k) plan, that permits all full-time employees of the Company who have completed one year of service to contribute 2% to 12% of base compensation, on a pre-tax basis, into participant accounts. In addition to mandatory contribution equal to 2% of base compensation per year for each plan participant, the Company makes matching contributions from 25% to 50% of up to the first 6% of base pay contributed by a plan participant. Employee contributions, together with earnings thereon, are not subject to forfeiture. That portion of a participant's account balance attributable to Company contributions, together with earnings thereon, is vested over a five year period at 20% per year. Participants are credited with their prior years of service for vesting purposes, however, no amounts are accrued for the accounts of participants, including the Company's executive officers, for years of service previous to the plan commencement date. Participants may direct the investment of their contributions into a variety of investments, including Kaneb common stock. Plan assets are held and distributed pursuant to a trust arrangement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Cash Compensation Table above.

     Director's Fees. During 1996, each member of the Company's Board of Directors who was not also an employee of the Company or Kaneb was paid an annual retainer of $4,000 in lieu of all attendance fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At March 10, 1997, the Company owned a combined 2% General Partner interest in the Partnership and the Operating Partnership, and owned Preference Units, Preference B Units and Common Units representing an aggregate limited partner interest of approximately 31%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is entitled to certain reimbursements under the Partnership Agreement. For additional information regarding the nature and amount of such reimbursements, see Notes 5 and 6 to the Partnership's financial statements.

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


     Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
       Consolidated Statements of Income - Three Years Ended December 31, 1996 .......  F-1
       Consolidated Balance Sheets - December 31, 1996 and 1995 ......................  F-2
       Consolidated Statements of Cash Flows - Three Years Ended December 31, 1996 ...  F-3
       Consolidated Statements of Partners' Capital
         Three Years ended December 31, 1996 .........................................  F-4
     Notes to Consolidated Financial Statements ......................................  F-5
     Report of Independent Accountants ...............................................  F-13


  (a) (2) FINANCIAL STATEMENT SCHEDULES

          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (a) (3) LIST OF EXHIBITS

3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, filed as Appendix A to the Registrant's Prospectus, dated September 25, 1989, in connection with the Registrant's Registration Statement on Form S-1 (S.E.C. File No. 33-30330) which exhibit is hereby incorporated by reference.

10.1 ST Agreement and Plan of Merger date December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993. Filed as Exhibit 10.1 of the exhibits to Registrant's current Report on Form 8-K, dated March 16, 1993, which exhibit is hereby incorporated by reference.

10.2 Restated Credit Agreement between Kaneb Operating Partnership, L.P. ("KPOP"), Texas Commerce Bank, N.A., ("TCB"), and certain other Lenders, dated December 22, 1994, filed as Exhibit 10.13 of the exhibits to the Registrant's 1994 Form 10-K, which exhibit is hereby incorporated by reference.

10.3 Pledge and Security Agreement between Kaneb Pipe Line Company ("KPL") and TCB, dated October 11, 1993, filed as Exhibit 10.3 of the exhibits to the Registrant's 1993 Form 10-K, which exhibit is hereby incorporated by reference.

     10.4 Note Purchase Agreement, dated December 22, 1994 (the "1994 Note Purchase Agreement"), filed as Exhibit 10.2 of the exhibits to Registrant's Current Report on Form 8-K, dated March 13, 1995 (the "March 1995 Form 8-K"), which exhibit is hereby incorporated by reference.

     10.5    Note Purchase Agreements, dated June 27, 1996, filed herewith.

     10.6 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and KPOP, dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Registrant's Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

     10.7 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and KPOP, as amended, dated August 27, 1995. Said documents are on file as Exhibits 10.1, 10.2, 10.3, and 10.4 of the exhibits to Registrant's current report on Form 8-K dated January 3, 1996, and said exhibits are hereby incorporated by reference.

     21      List of Subsidiaries, filed herewith.

     24.1    Powers of Attorney, not applicable.

     27      Financial Data Schedule, filed herewith.


     (b) REPORTS ON FORM 8-K - NONE.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                        Year Ended December 31,
                                             --------------------------------------------
                                                 1996            1995            1994
                                             ------------    ------------    ------------
Revenues .................................   $117,554,000    $ 96,928,000    $ 78,745,000
                                             ------------    ------------    ------------

Costs and expenses:
   Operating costs .......................     49,925,000      40,617,000      33,586,000
   Depreciation and amortization .........     10,981,000       8,261,000       7,257,000
   General and administrative ............      5,259,000       5,472,000       4,924,000
                                             ------------    ------------    ------------

      Total costs and expenses ...........     66,165,000      54,350,000      45,767,000
                                             ------------    ------------    ------------

Operating income .........................     51,389,000      42,578,000      32,978,000

Interest and other income ................        776,000         894,000       1,299,000
Interest expense .........................    (11,033,000)     (6,437,000)     (3,706,000)
                                             ------------    ------------    ------------

Income before minority
   interest and income taxes .............     41,132,000      37,035,000      30,571,000

Minority interest in net income ..........       (403,000)       (360,000)       (295,000)

Income tax provision .....................       (822,000)       (627,000)       (818,000)
                                             ------------    ------------    ------------

Net income ...............................     39,907,000      36,048,000      29,458,000

General partner's interest
   in net income .........................       (403,000)       (360,000)       (295,000)
                                             ------------    ------------    ------------
Limited partners' interest
   in net income .........................   $ 39,504,000    $ 35,688,000    $ 29,163,000
                                             ============    ============    ============

Allocation of net income per
   Senior Preference Unit and
   Preference Unit .......................   $       2.46    $       2.20    $       2.20
                                             ============    ============    ============

Weighted average number of Partnership
   units outstanding:
   Senior Preference Units ...............      7,250,000       7,250,000       7,250,000
   Preference Units ......................      4,650,000       5,400,000       5,650,000


                See notes to consolidated financial statements.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                               ---------------------------
                                                                   1996           1995
                                                               ------------   ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents ................................   $  8,196,000   $  6,307,000
  Accounts receivable ......................................     11,540,000     10,210,000
  Current portion of receivable from general partner .......        975,000      2,571,000
  Prepaid expenses .........................................      4,321,000      1,254,000
                                                               ------------   ------------
   Total current assets ....................................     25,032,000     20,342,000
                                                               ------------   ------------

Receivable from general partner, less current portion ......           --          974,000
                                                               ------------   ------------

Property and equipment .....................................    337,202,000    323,671,000
Less accumulated depreciation ..............................     87,469,000     77,200,000
                                                               ------------   ------------
   Net property and equipment ..............................    249,733,000    246,471,000
                                                               ------------   ------------
                                                               $274,765,000   $267,787,000
                                                               ============   ============

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current portion of long-term debt ........................   $  2,036,000   $  1,777,000
  Accounts payable .........................................      2,764,000      3,022,000
  Accrued expenses .........................................      4,355,000      3,293,000
  Accrued distributions payable ............................      9,833,000      9,016,000
  Accrued taxes, other than income taxes ...................      1,763,000      1,687,000
  Deferred terminaling fees ................................      2,874,000      2,634,000
  Payable to general partner ...............................        711,000        963,000
                                                               ------------   ------------
    Total current liabilities ..............................     24,336,000     22,392,000
                                                               ------------   ------------

Long-term debt, less current portion .......................    139,453,000    136,489,000
                                                               ------------   ------------

Other liabilities and deferred taxes .......................      6,612,000      7,160,000
                                                               ------------   ------------

Minority interest ..........................................      1,024,000        998,000
                                                               ------------   ------------

Partners' capital:
  Senior preference unitholders ............................     48,446,000     47,288,000
  Preference unitholders ...................................     37,982,000     37,239,000
  Preference B unitholders .................................      8,168,000      8,008,000
  Common unitholders .......................................      7,720,000      7,215,000
  General partner ..........................................      1,024,000        998,000
                                                               ------------   ------------
    Total partners' capital ................................    103,340,000    100,748,000
                                                               ------------   ------------

                                                               $274,765,000   $267,787,000
                                                               ============   ============

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                      Year Ended December 31,
                                                            --------------------------------------------
                                                                1996            1995            1994
                                                            ------------    ------------    ------------
Operating activities:
  Net income ............................................   $ 39,907,000    $ 36,048,000    $ 29,458,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization .......................     10,981,000       8,261,000       7,257,000
    Minority interest in net income .....................        403,000         360,000         295,000
    Deferred income taxes ...............................        601,000         624,000         626,000
    Changes in working capital components:
      Accounts receivable ...............................     (1,330,000)     (4,605,000)     (1,101,000)
      Prepaid expenses ..................................     (3,067,000)        670,000        (257,000)
      Accounts payable and accrued expenses .............      1,697,000       1,943,000       1,241,000
      Deferred terminaling fees .........................        240,000         993,000          41,000
      Payable to general partner ........................       (252,000)        177,000         293,000
                                                            ------------    ------------    ------------

        Net cash provided by operating activities .......     49,180,000      44,471,000      37,853,000
                                                            ------------    ------------    ------------

Investing activities:
  Capital expenditures ..................................     (7,075,000)     (8,946,000)     (7,147,000)
  Acquisitions of pipelines and terminals ...............     (8,507,000)    (97,850,000)    (12,320,000)
  Other .................................................       (630,000)      2,429,000         203,000
                                                            ------------    ------------    ------------

        Net cash used by investing activities ...........    (16,212,000)   (104,367,000)    (19,264,000)
                                                            ------------    ------------    ------------

Financing activities:
  Changes in receivable from general partner ............      2,570,000       2,240,000       1,954,000
  Issuance of long-term debt ............................     73,000,000      96,500,000      41,350,000
  Payments of long-term debt ............................    (69,777,000)     (3,047,000)    (42,201,000)
  Distributions:
    Senior preference unitholders .......................    (16,313,000)    (15,950,000)    (15,950,000)
    Preference and Preference B unitholders .............    (12,712,000)    (12,430,000)    (12,308,000)
    Common unitholders ..................................     (7,110,000)     (4,582,000)     (1,738,000)
    General partner and minority interest ...............       (737,000)       (673,000)       (612,000)
                                                            ------------    ------------    ------------

        Net cash provided (used) by financing
         activities .....................................    (31,079,000)     62,058,000     (29,505,000)
                                                            ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ........      1,889,000       2,162,000     (10,916,000)

Cash and cash equivalents at beginning of period ........      6,307,000       4,145,000      15,061,000
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of period ..............   $  8,196,000    $  6,307,000    $  4,145,000
                                                            ============    ============    ============

Supplemental information - Cash paid for interest .......   $ 10,368,000    $  5,479,000    $  3,470,000
                                                            ============    ============    ============

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL





                                   SENIOR
                                  PREFERENCE         PREFERENCE     PREFERENCE B      COMMON              GENERAL
                                 UNITHOLDERS        UNITHOLDERS     UNITHOLDERS     UNITHOLDERS           PARTNER         TOTAL
                                 ------------       ------------    ------------    ------------       ------------    ------------
Partners' capital at
 January 1, 1994 .............   $ 47,288,000       $ 45,247,000    $       --      $  7,060,000       $  1,003,000    $100,598,000

1994 income allocation .......     15,950,000         12,308,000            --           905,000            295,000      29,458,000

Distributions declared .......    (15,950,000)       (12,308,000)           --        (1,738,000)          (306,000)    (30,302,000)
                                 ------------       ------------    ------------    ------------       ------------    ------------

Partners' capital at
 December 31, 1994 ...........     47,288,000         45,247,000            --         6,227,000            992,000      99,754,000

Unit Conversion ..............           --           (8,008,000)      8,008,000            --                 --              --

1995 income allocation .......     15,950,000         11,880,000         550,000       7,308,000            360,000      36,048,000

Distributions declared .......    (15,950,000)       (11,880,000)       (550,000)     (6,320,000)          (354,000)    (35,054,000)
                                 ------------       ------------    ------------    ------------       ------------    ------------

Partners' capital at
 December 31, 1995 ...........     47,288,000         37,239,000       8,008,000       7,215,000            998,000     100,748,000

1996 income allocation .......     17,833,000         11,438,000       2,460,000       7,773,000            403,000      39,907,000

Distributions declared .......    (16,675,000)       (10,695,000)     (2,300,000)     (7,268,000)          (377,000)    (37,315,000)
                                 ------------       ------------    ------------    ------------       ------------    ------------

Partners' capital at
 December 31, 1996 ...........   $ 48,446,000       $ 37,982,000    $  8,168,000    $  7,720,000       $  1,024,000    $103,340,000
                                 ============       ============    ============    ============       ============    ============

Limited Partnership
 Units outstanding at
 January 1, 1994 .............      7,250,000          5,650,000            --         3,160,000                (a)      16,060,000

Unit Conversion in 1995 ......           --           (1,000,000)      1,000,000            --                 --              --
                                 ------------       ------------    ------------    ------------       ------------    ------------

Limited Partnership
 Units outstanding at
 December 31, 1995
 and 1996 ....................      7,250,000(b)       4,650,000       1,000,000       3,160,000                (a)      16,060,000
                                 ============       ============    ============    ============       ============    ============

(a) Kaneb Pipe Line Company owns a combined 2% interest in Kaneb Pipe Line Partners, L.P. as General Partner.
(b) The Partnership Agreement allows for an additional issuance of up to 7.75 million senior preference units.

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

        In September 1995, a subsidiary of the Company sold 3.5 million of the Preference Units ("PU") it held in a public offering and exchanged 1.0 million of its PU's for 1.0 million Preference B Units, which are subordinate to the PU's until September 30, 1997. At December 31, 1996, the Company owns an approximate 31% interest as a limited partner in the form of Preference Units, Preference B Units and Common Units, and as a general partner owns a combined 2% interest. The SPU's represent an approximate 44% interest in the Partnership and the 3.5 million publicly held Preference Units represent an approximate 22% interest. An approximate 1% ownership interest in the form of 61,700 PU's and 154,000 Common Units is held by officers of Kaneb.

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

   CASH AND CASH EQUIVALENTS

        The Partnership's policy is to invest cash in highly liquid investments with maturities of three months or less, upon purchase. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. The Partnership does not have any derivative financial instruments.

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

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The Partnership has recorded a reserve in other liabilities for environmental claims in the amount of $4.3 million at December 31, 1996, including $3.5 million relating to the acquisitions of the West Pipeline and Steuart.

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

   INCOME TAX CONSIDERATIONS

   Income before income tax expense is made up of the following components:


                                                 Year Ended December 31,
                                      ------------------------------------------
                                          1996           1995           1994
                                      ------------   ------------   ------------
Partnership operations ............   $ 37,950,000   $ 35,269,000   $ 28,156,000
Corporate operations ..............      2,779,000      1,406,000      2,120,000
                                      ------------   ------------   ------------
                                      $ 40,729,000   $ 36,675,000   $ 30,276,000
                                      ============   ============   ============



        Partnership operations are not subject to federal or state income taxes. However, certain operations of ST are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 1996, 1995 and 1994 consists of deferred U.S. federal income taxes of $.7 million, $.6 million and $.6 million, respectively, and current federal income taxes of $.2 million in 1996 and 1994. The net deferred tax liability of $2.3 million and $1.7 million at December 31, 1996 and 1995, respectively, consists of deferred tax liabilities of $7.4 million and $6.3 million, respectively, and deferred tax assets of $5.1 million and $4.6 million, respectively. The deferred tax liabilites consists primarily of tax depreciation in excess of book depreciation and the deferred tax assets consists primarily of net operating losses. The corporate operations have net operating losses for tax purposes totaling approximately $13.5 million which expire in years 2008 and 2011.

        Since the income or loss of the operations which are conducted through limited partnerships will be included in the tax returns of the individual partners of the Partnership, no provision for income taxes has been recorded in the accompanying financial statements on these earnings. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If any such examination results in adjustments to distributive shares of taxable income or loss, the tax liability of the partners would be adjusted accordingly.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

   ALLOCATION OF NET INCOME AND EARNINGS

        Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to the class of units that did not receive the same amount of cash distributions per unit (if any). If the same cash distributions per unit are declared to all classes of units, income is allocated pro rata based on the aggregate amount of distributions declared.

        Earnings per SPU and PU are calculated by dividing the amount of net income allocated to the SPU's and PU's by the weighted average number of SPUs and PUs outstanding, respectively.

   CASH DISTRIBUTIONS

        The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of Available Cash for each quarter of not less than $.55 per Unit (the "Minimum Quarterly Distribution"), or $2.20 per Unit on an annualized basis, for the foreseeable future, although no assurance is given regarding such distributions. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to holders of record on the applicable record date. Distributions of $2.30, $2.20 and $2.20 per unit were declared to Senior Preference and Preference Unitholders in 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, the Partnership declared distributions of $2.30, $1.45 and $.55, respectively, per unit to the Common Unitholders. As of December 31, 1996, no arrearages existed on any class of partnership interest.

        Distributions by the Partnership of its Available Cash are made 99% to Unitholders and 1% to the Company, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to the Unitholders are achieved. The distribution of Available Cash for each quarter within the Preference Period, as defined, is subject to the preferential rights of the holders of the Senior Preference Units to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Preference Units, Preference B Units or Common Units for such quarter. In addition, for each quarter within the Preference Period, the distribution of any amounts to holders of Common Units is subject to the preferential rights of the holders of the Preference B Units to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters. The Common Units are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period will continue indefinitely until the Minimum Distribution has been paid to the holders of the Senior Preference Units, the Preference Units, the Preference B Units and the Common Units for twelve consecutive quarters. The Minimum Quarterly distribution has been paid to all classes of Unitholders for all four quarters in 1996 and for the quarters ended September 30 and December 31, 1995. Prior to the end of the Preference Period, up to 2,650,000 of the Preference Units and the Preference B Units may be converted into Senior Preference Units on a one-for-one basis if the Third Target Distribution, as defined, is paid to all Unitholders for four full consecutive quarters. The Third Target distribution is reached when distributions of Available Cash equals $2.80 per Limited Partner ("LP") Unit on an annualized basis. After the Preference Period ends all differences and distinctions between the three classes of units for the purposes of cash distributions will cease.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   CHANGE IN PRESENTATION

        Certain financial statement items have been reclassified to conform with the 1996 presentation.

3. ACQUISITIONS

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

        In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was initially financed by the issuance of a $68 million bank bridge loan which was refinanced during 1996 for $68 million of first mortgage notes. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. No amount was payable under the earn-out provision in 1996. The contracts also include a provision for the continuation of all terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

        The acquisitions have been accounted for using the purchase method of accounting. The total purchase price has been allocated to the assets and liabilities based on their respective fair values based on valuations and other studies. Assuming the above acquisitions in 1995 occurred as of the beginning of the year ended December 31, 1995, the summarized unaudited pro forma revenues, net income and allocation of net income per SPU and PU for 1995 would be $117.9 million, $35.7 million and $2.20, respectively.


4. PROPERTY AND EQUIPMENT

   The cost of property and equipment is summarized as follows:


                                        Estimated
                                          Useful                December 31,
                                           Life      ---------------------------------
                                         (Years)         1996                 1995
                                       ------------  ------------          -----------
Land ................................        -       $ 18,289,000         $  9,557,000
Buildings ...........................       35          6,442,000            5,134,000
Furniture and fixtures ..............       16          2,074,000            1,587,000
Transportation equipment ............        6          1,871,000            1,691,000
Machinery and equipment .............     20 - 40      34,945,000           33,465,000
Pipeline and terminating equipment ..     20 - 40     249,841,000          248,274,000
Pipeline equipment under
  capitalized lease .................     20 - 40      22,270,000           21,972,000
Construction work-in-progress .......        -          1,470,000            1,991,000
                                                     ------------         ------------

  Total                                              $337,202,000         $323,671,000
                                                     ============         ============

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. LONG-TERM DEBT AND LEASES


                                                             December 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------   ------------
   First mortgage notes due 2001 and 2002 ........   $ 60,000,000   $ 60,000,000
   Bank bridge loan refinanced in 1996 ...........           --       68,000,000
   First mortgage notes due 2001 through 2016 ....     68,000,000           --
   Obligation under capital lease ................      8,489,000     10,266,000
   Revolving credit facility .....................      5,000,000           --
                                                     ------------   ------------

   Total long-term debt ..........................    141,489,000    138,266,000

   Less current portion ..........................      2,036,000      1,777,000
                                                     ------------   ------------

   Long-term debt, less current portion ..........   $139,453,000   $136,489,000
                                                     ============   ============


        In 1994, a wholly-owned subsidiary of the Partnership issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. Also in 1994, another wholly-owned subsidiary entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through January 31, 1998. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. At December 31, 1996, $5.0 million was drawn under the credit facility. No amounts were drawn under the credit facility at December 31, 1995. In 1995, the Partnership financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and the credit facility are secured by a mortgage on substantially all of the pipeline assets of the Partnership and contain certain financial and operational covenants. The acquisition of the Steuart terminaling assets was initially financed by a $68 million bridge loan from a bank. In June 1996, the Partnership refinanced this obligation with $68.0 million of new first mortgage notes (the "Steuart notes") bearing interest at rates ranging from 7.08% to 7.98%. $35 million of the Steuart notes is due June 2001, $8.0 million is due June 2003, $10.0 million is due June 2006 and $15.0 million is due June 2016. The loan is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

        The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of net minimum lease payments for capital leases as of December 31, 1996:


                                                      Capital    Operating
  Year ending December 31:                            Lease (a)    Leases
                                                     ----------  ----------
     1997 .........................................  $3,080,000    $999,000
     1998 .........................................   7,198,000     898,000
     1999 .........................................        --       751,000
     2000 .........................................        --       658,000
     2001 .........................................        --       535,000
     Thereafter ...................................        --     2,176,000
                                                     ----------  ----------

     Total minimum lease payments .................  10,278,000  $6,017,000
                                                                 ==========

     Less amount representing interest ............   1,789,000
                                                     ----------

     Present value of net minimum lease payments ..   8,489,000
     Less current portion .........................   2,036,000
                                                     ----------

       Total obligation under capital lease,
         less current portion .....................  $6,453,000
                                                     ==========

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   (a) The capital lease is secured by certain pipeline equipment and the Partnership has accrued its obligation to purchase this equipment for approximately $4.1 million at the termination of the lease.

        Total rent expense under operating leases amounted to $1.2, $.9 and $.9 million for each of the years ended December 31, 1996, 1995 and 1994, respectively.

        KPOP and the Company entered into a payment priority agreement related to the capital lease obligation for pipeline equipment under which the Company is primarily liable for rental payments of approximately $2.9 million per year through April 1997 and KPOP is primarily liable for the remaining rental payments. KPOP has recorded a receivable of $1.0 million at December 31, 1996 from the Company for the present value of these future lease payments. This receivable bears interest at an annual rate of 13.8%, which reflects the imputed interest rate on the capital lease. KPOP recorded interest income of $.3 million, $.7 million and $.9 million from the Company on this receivable balance for the periods ended December 31, 1996, 1995 and 1994, respectively. The amount of the capital lease obligation that exceeds the receivable from the Company ($7.5 million at December 31, 1996) represents the present value of the lease obligation and purchase option due subsequent to April 1997.

        The estimated fair value of all long term debt (excluding capital leases) as of December 31, 1996 was approximately $134 million as compared to the carrying value of $133 million. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The Partnership has not determined the fair value of its capital leases as it is not practicable. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Partnership has no derivative financial instruments.

6. RELATED PARTY TRANSACTIONS

        The Partnership has no employees and is managed and controlled by the Company. The Company and Kaneb are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $10.5 million, $9.5 million and $9.0 million for the years ended December 31, 1996, 1995 and 1994, respectively, include compensation and benefits paid to officers and employees of the Company and Kaneb, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $8.4 million, $7.7 million and $7.0 million of compensation and benefits, including pension costs, paid to officers and employees of the Company for the periods ended December 31, 1996, 1995 and 1994, respectively, which represent the actual amounts paid by the Company or Kaneb. In addition, the Partnership paid $.2 million during each of these respective periods for an allocable portion of the Company's overhead expenses. At December 31, 1996 and 1995, the Partnership owed the Company $.7 million and $1.0 million, respectively, for these expenses which are due under normal invoice terms.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7. QUARTERLY FINANCIAL DATA (UNAUDITED)


   Quarterly operating results for 1996 and 1995 are summarized as follows:

                                           Quarter Ended
                       ---------------------------------------------------------
                         March 31,      June 30,     September 30,  December 31,
                       ------------   ------------   ------------   ------------
1996:
 Revenues ..........   $ 27,826,000   $ 28,795,000   $ 29,963,000   $ 30,971,000
                       ============   ============   ============   ============

 Operating income ..   $ 11,600,000   $ 12,841,000   $ 12,832,000   $ 14,116,000
                       ============   ============   ============   ============

 Net income ........   $  8,677,000   $ 10,007,000   $  9,872,000   $ 11,351,000
                       ============   ============   ============   ============

 Allocation of net
  income per
  SPU and PU .......   $        .55   $        .62   $        .61   $        .70
                       ============   ============   ============   ============

1995:
 Revenues ..........   $ 20,382,000   $ 23,342,000   $ 26,533,000   $ 26,671,000
                       ============   ============   ============   ============

 Operating income ..   $  8,626,000   $ 10,097,000   $ 10,863,000   $ 12,992,000
                       ============   ============   ============   ============

 Net income ........   $  7,299,000   $  8,458,000   $  9,209,000   $ 11,082,000
                       ============   ============   ============   ============

 Allocation of net
  income per
  SPU and PU .......   $        .55   $        .55   $        .55   $        .55
                       ============   ============   ============   ============

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. BUSINESS SEGMENT DATA

   Selected financial data pertaining to the operations of the Partnership's business segments is as follows:


                                                       Year Ended December 31,
                                              ------------------------------------------
                                                  1996           1995           1994
                                              ------------   ------------   ------------
Revenues:
 Pipeline operations ......................   $ 63,441,000   $ 60,192,000   $ 46,117,000
 Terminaling operations ...................     54,113,000     36,736,000     32,628,000
                                              ------------   ------------   ------------

                                              $117,554,000   $ 96,928,000   $ 78,745,000
                                              ============   ============   ============

Operating Income:
 Pipeline operations ......................   $ 32,221,000   $ 29,747,000   $ 21,156,000
 Terminaling operations ...................     19,168,000     12,831,000     11,822,000
                                              ------------   ------------   ------------
                                              $ 51,389,000   $ 42,578,000   $ 32,978,000
                                              ============   ============   ============

Depreciation and Amortization:
 Pipeline operations ......................   $  4,817,000   $  4,843,000   $  4,276,000
 Terminaling operations ...................      6,164,000      3,418,000      2,981,000
                                              ------------   ------------   ------------
                                              $ 10,981,000   $  8,261,000   $  7,257,000
                                              ============   ============   ============

Capital Expenditures (including capitalized
 leases and excluding acquisitions):
 Pipeline operations ......................   $  3,446,000   $  3,381,000   $  2,237,000
 Terminaling operations ...................      3,629,000      5,565,000      4,951,000
                                              ------------   ------------   ------------
                                              $  7,075,000   $  8,946,000   $  7,188,000
                                              ============   ============   ============

Identifiable assets:
 Pipeline operations ......................   $102,391,000   $105,464,000   $ 75,739,000
 Terminaling operations ...................    172,374,000    162,323,000     87,366,000
                                              ------------   ------------   ------------
                                              $274,765,000   $267,787,000   $163,105,000
                                              ============   ============   ============

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Kaneb Pipe Line Partners, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 30 present fairly, in all material respects, the financial position of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
February 20, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Pipe Line Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KANEB PIPE LINE PARTNERS, L.P.

                                        By: Kaneb Pipe Line Company
                                            ----------------------------
                                            General Partner


                                        By: EDWARD D. DOHERTY
                                            ----------------------------
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            Date: March 24, 1997


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



        SIGNATURE                         TITLE                    DATE
        ---------                         -----                    ----
Principal Executive Officer

    EDWARD D. DOHERTY           Chairman of the Board         March 24, 1997
----------------------------    and Chief Executive Officer

Principal Accounting Officer

    JIMMY L. HARRISON           Controller                    March 24, 1997
----------------------------

Directors

       SANGWOO AHN              Director                      March 24, 1997
----------------------------

     JOHN R. BARNES             Director                      March 24, 1997
----------------------------

       M.R. BILES               Director                      March 24, 1997
----------------------------

     CHARLES R. COX             Director                      March 24, 1997
----------------------------

    EDWARD D. DOHERTY           Director                      March 24, 1997
----------------------------

   FRANK M. BURKE, JR.          Director                      March 24, 1997
----------------------------

      RALPH A. REHM             Director                      March 24, 1997
----------------------------

     JAMES R. WHATLEY           Director                      March 24, 1997
----------------------------

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION
-------   ---------------------------------------------------------------------
  3.1     Amended and Restated Agreement of Limited Partnership dated September
          27, 1989, filed as Appendix A to the Registrant's Prospectus, dated
          September 25, 1989, in connection with the Registrant's Registration
          Statement on Form S-1 (S.E.C. File No. 33-30330) which exhibit is hereby incorporated by reference.

 10.1     ST Agreement and Plan of Merger date December 21, 1992 by and between
          Grace Energy Corporation, Support Terminal Services, Inc., Standard
          Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS,
          Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993. Filed as Exhibit 10.1 of the exhibits to Registrant's current Report on Form 8-K, dated March 16, 1993, which exhibit is hereby incorporated by reference.

 10.2     Restated Credit Agreement between Kaneb Operating Partnership, L.P.
          ("KPOP"), Texas Commerce Bank, N.A., ("TCB"), and certain other
          Lenders, dated December 22, 1994, filed as Exhibit 10.13 of the exhibits to the Registrant's 1994 Form 10-K, which exhibit is hereby incorporated by reference.

 10.3 Pledge and Security Agreement between Kaneb Pipe Line Company ("KPL") and TCB, dated October 11, 1993, filed as Exhibit 10.3 of the exhibits to the Registrant's 1993 Form 10-K, which exhibit is hereby incorporated by reference.

 10.4     Note Purchase Agreement, dated December 22, 1994 (the "1994 Note
          Purchase Agreement"), filed as Exhibit 10.2 of the exhibits to Registrant's Current Report on Form 8-K, dated March 13, 1995 (the
          "March 1995 Form 8-K"), which exhibit is hereby incorporated by reference.

 10.5     Note Purchase Agreements, dated June 27, 1996, filed herewith.

 10.6     Agreement for Sale and Purchase of Assets between Wyco Pipe Line
          Company and KPOP, dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Registrant's Registrant's report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

 10.7     Asset Purchase Agreements between and among Steuart Petroleum
          Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart
          Investment Company, Support Terminals Operating Partnership, L.P. and
          KPOP, as amended, dated August 27, 1995. Said documents are on file as Exhibits 10.1, 10.2, 10.3, and 10.4 of the exhibits to Registrant's current report on Form 8-K dated January 3, 1996, and said exhibits are hereby incorporated by reference.

 21       List of Subsidiaries, filed herewith.

 24.1     Powers of Attorney, not applicable.

 27       Financial Data Schedule, filed herewith.