Form 10-Q
period 1997-03-31
KANEB PIPE LINE PARTNERS L P
filed 1997-05-08
CIK 853890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to
                                                 -------   -------

For the Quarterly Period                                       Commission File
Ended March 31, 1997                                           Number 1-10311

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

Number of Senior Preference Units of the Registrant outstanding at April 30, 1997: 7,250,000. Number of Preference Units of the Registrant outstanding at April 30, 1997: 4,650,000.

===============================================================================

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES

FORM 10-Q
THREE MONTHS ENDED MARCH 31, 1997
-------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------
                         Part I. Financial Information

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Income
              -- Three Months Ended March 31, 1997 and 1996              1

            Condensed Consolidated Balance Sheets
              -- March 31, 1997 and December 31, 1996                    2

            Condensed Consolidated Statements of Cash Flows
              -- Three Months Ended March 31, 1997 and 1996              3

            Notes to Consolidated Financial Statements                   4

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations              5

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K                             6

Signature                                                                7

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS -- EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                              1997        1996
                                                            --------    --------
Revenues                                                    $ 28,579    $ 27,826
                                                            --------    --------

Costs and expenses:
  Operating costs                                             12,402      12,108
  Depreciation and amortization                                2,878       2,708
  General and administrative                                   1,270       1,410
                                                            --------    --------

      Total costs and expenses                                16,550      16,226
                                                            --------    --------

Operating income                                              12,029      11,600

Other income, net (principally interest)                         106         184

Interest expense                                              (2,854)     (2,730)
                                                            --------    --------

Income before minority interest and income taxes               9,281       9,054

Minority interest in net income                                  (90)        (86)

Income tax provision                                            (284)       (291)
                                                            --------    --------

Net income                                                     8,907       8,677

General partner's interest in net income                         (90)        (86)
                                                            --------    --------

Limited partners' interest in net income                    $  8,817    $  8,591
                                                            ========    ========

Allocation of net income per Senior Preference Unit
     and Preference Unit                                    $    .55    $    .55
                                                            ========    ========

Weighted average number of Partnership units outstanding:
     Senior Preference Units                                   7,250       7,250
                                                            ========    ========
     Preference Units                                          4,650       4,650
                                                            ========    ========


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                            March 31,   December 31,
                                                              1997          1996
                                                            --------    ------------
         ASSETS
Current assets:
  Cash and cash equivalents                                 $ 10,833     $  8,196
  Accounts receivable                                         11,572       11,540
  Current portion of receivable from general partner             276          975
  Prepaid expenses                                             4,198        4,321
                                                            --------     --------
     Total current assets                                     26,879       25,032
                                                            --------     --------

Property and equipment                                       338,580      337,202
Less accumulated depreciation and
  amortization                                                90,246       87,469
                                                            --------     --------

     Net property and equipment                              248,334      249,733
                                                            --------     --------

                                                            $275,213     $274,765
                                                            ========     ========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current portion of long-term debt                         $  2,107     $  2,036
  Accounts payable, accrued expenses
     and distributions payable                                19,727       18,715
  Deferred terminaling fees                                    3,110        2,874
  Payable to general partner                                     861          711
                                                            --------     --------
     Total current liabilities                                25,805       24,336
                                                            --------     --------

Long-term debt, less current portion                         138,899      139,453
                                                            --------     --------

Other liabilities and deferred taxes                           6,982        6,612
                                                            --------     --------

Minority interest                                              1,015        1,024
                                                            --------     --------

Partners' capital                                            102,512      103,340
                                                            --------     --------

                                                            $275,213     $274,765
                                                            ========     ========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                         1997          1996
                                                       --------      --------
Operating activities:
   Net income                                          $  8,907      $  8,677
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        2,878         2,708
     Minority interest in net income                         90            86
     Deferred income taxes                                  268           291
     Changes in working capital components                1,591          (688)
                                                       --------      --------
         Net cash provided by operating activities       13,734        11,074
                                                       --------      --------

Investing activities:
   Capital expenditures                                  (1,876)       (2,076)
   Other                                                    397            14
                                                       --------      --------
         Net cash used by investing activities           (1,479)       (2,062)
                                                       --------      --------

Financing activities:
   Changes in receivable from general partner               699           610
   Payments of long-term debt                              (483)         (422)
   Distributions to partners                             (9,834)       (9,014)
                                                       --------      --------
         Net cash used by financing activities           (9,618)       (8,826)
                                                       --------      --------

Increase in cash                                          2,637           186
Cash at beginning of period                               8,196         6,307
                                                       --------      --------
Cash at end of period                                  $ 10,833      $  6,493
                                                       ========      ========
Supplemental information - cash paid for interest      $  1,521      $  2,603
                                                       ========      ========


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the period ended December 31, 1996. In the opinion of the Partnership's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership at March 31, 1997 and the consolidated results of its operations and cash flows for the period ended March 31, 1997 and 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   CASH DISTRIBUTIONS TO UNITHOLDERS

     The cash distribution of $.60 per Unit for the fourth quarter of 1996 was made on February 14, 1997. A cash distribution of $.60 for the first quarter of 1997 was declared to holders of record as of April 30, 1997 and is payable on May 15, 1997.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION

     During the first three months of 1997, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $13.7 million and $11.1 million for the periods ended March 31, 1997 and 1996, respectively. Capital expenditures were $1.9 million in the 1997 period compared to $2.1 million in 1996. The Partnership anticipates that capital expenditures will total approximately $8.0 to $10.0 million (excluding any further acquisitions) for the year 1997.

     The Partnership intends to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership borrowing.

     The Partnership makes distributions of 100% of its available cash to Unitholders and the General Partner. Available cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $.60 per unit were declared to all Unitholders in the first quarter of 1997 and $2.30 per unit was declared in the calendar year 1996.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     OPERATING RESULTS

     PIPELINE OPERATIONS


                                                Quarter Ended March 31,
                                                -----------------------
                                                  1997            1996
                                                -------         -------
                                                    (in thousands)
        Revenues                                $13,869         $14,396
        Operating costs                           5,370           5,977
        Depreciation and amortization             1,203           1,185
        General and administrative                  610             662
                                                -------         -------
                Operating income                $ 6,686         $ 6,572
                                                =======         =======


     For the quarter ended March 31, 1997, revenues decreased 4% primarily due to the adverse effect on product demand caused by abnormally high amounts of snow and rainfall in the northern Midwest. Operating income increased 2% as operating cost reductions more than offset the revenue decline.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES

     TERMINALING OPERATIONS


                                                Quarter Ended March 31,
                                                -----------------------
                                                  1997           1996
                                                -------         -------
                                                    (in thousands)

        Revenues                                $14,710         $13,430
        Operating costs                           7,032           6,131
        Depreciation and amortization             1,675           1,523
        General and administrative                  660             748
                                                -------         -------
              Operating income                  $ 5,343         $ 5,028
                                                =======         =======

     For the quarter ended March 31, 1997, operating income increased 6% over the same period in 1996, primarily as a result of the acquisition of two terminaling facilities acquired in the fourth quarter of 1996 in addition to an increase in the profitability of terminals acquired in December 1995.

                          PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                         27.        Financial Data Schedule

         (b)      Reports on  Form 8-K - none

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                               KANEB PIPE LINE PARTNERS, L.P.
                                               (Registrant)
                                               By KANEB PIPE LINE COMPANY
                                                 -----------------------------
                                               (Managing General Partner)


Date:  May 7, 1997                             /s/ Jimmy L. Harrison
                                               -------------------------------
                                               Jimmy L. Harrison
                                               Controller

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

  27              Financial Data Schedule