Form 10-Q
period 1997-06-30
KANEB PIPE LINE PARTNERS L P
filed 1997-08-14
CIK 853890

===============================================================================

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

For the Quarterly Period                                       Commission File
Ended June 30, 1997                                            Number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     75-2287571
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                         2435 NORTH CENTRAL EXPRESSWAY
                            RICHARDSON, TEXAS 75080
          (Address of principal executive offices, including zip code)

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

YES [X]                                           NO [ ]

Number of Senior Preference Units of the Registrant outstanding at August 8, 1997: 7,250,000. Number of Preference Units of the Registrant outstanding at August 8, 1997: 4,650,000.

===============================================================================

KANEB PIPE LINE PARTNERS, L.P.

FORM 10-Q
QUARTER ENDED JUNE 30, 1997
-------------------------------------------------------------------------------


                                                                            Page No.
                         Part I. Financial Information
Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income
                      - Three and Six Months Ended June 30, 1997 and 1996      1

                  Condensed Consolidated Balance Sheets
                      - June 30, 1997 and December 31, 1996                    2

                  Condensed Consolidated Statements of Cash Flows
                      - Six Months Ended June 30, 1997 and 1996                3

                  Notes to Consolidated Financial Statements                   4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            5

                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                             8


Signature                                                                      8

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)
-------------------------------------------------------------------------------


                                                             Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                            ----------------------    ----------------------
                                                               1997         1996         1997         1996
                                                            ---------    ---------    ---------    ---------
Revenues                                                    $  29,793    $  28,795    $  58,372    $  56,621
                                                            ---------    ---------    ---------    ---------
Costs and expenses:
     Operating costs                                           12,557       11,911       24,959       24,019
     Depreciation and amortization                              2,920        2,741        5,798        5,449
     General and administrative                                 1,397        1,302        2,667        2,712
                                                            ---------    ---------    ---------    ---------
         Total costs and expenses                              16,874       15,954       33,424       32,180
                                                            ---------    ---------    ---------    ---------
Operating income                                               12,919       12,841       24,948       24,441
Other income, net (principally interest)                          169          186          275          370
Interest expense                                               (2,849)      (2,657)      (5,703)      (5,387)
                                                            ---------    ---------    ---------    ---------
Income before minority interest
     and income taxes                                          10,239       10,370       19,520       19,424
Minority interest in net income                                  (100)        (100)        (190)        (186)
Income tax provision                                             (190)        (263)        (474)        (554)
                                                            ---------    ---------    ---------    ---------
Net income                                                      9,949       10,007       18,856       18,684
General partner's interest in net income                         (100)        (100)        (190)        (186)
                                                            ---------    ---------    ---------    ---------
Limited partner's interest in net income                    $   9,849    $   9,907    $  18,666    $  18,498
                                                            =========    =========    =========    =========
Allocation of net income per Senior
    Preference Unit and Preference Unit                     $     .61    $     .62    $    1.16    $    1.15
                                                            =========    =========    =========    =========
Weighted average number of Partnership Units outstanding:
      Senior Preference Units                                   7,250        7,250        7,250        7,250
                                                            =========    =========    =========    =========
      Preference Units                                          4,650        4,650        4,650        4,650
                                                            =========    =========    =========    =========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       June 30,  December 31,
                                                         1997        1996
                                                       --------- ------------
               ASSETS

Current assets:
  Cash and cash equivalents                            $   9,042   $   8,196
  Accounts receivable, trade                              13,006      11,540
  Current portion of receivable from general partner        --           975
  Prepaid expenses                                         3,989       4,321
                                                       ---------   ---------
    Total current assets                                  26,037      25,032
                                                       ---------   ---------

Property  and equipment                                  340,809     337,202
Less accumulated depreciation and amortization            93,021      87,469
                                                       ---------   ---------

     Net property and equipment                          247,788     249,733
                                                       ---------   ---------

                                                       $ 273,825   $ 274,765
                                                       =========   =========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                   $   2,181   $   2,036
   Accounts payable, accrued expenses and
     distributions payable                                16,756      18,715
   Deferred terminaling fees                               4,714       2,874
   Payable to general partner                                968         711
                                                       ---------   ---------

     Total current liabilities                            24,619      24,336
                                                       ---------   ---------

Long-term debt, less current portion                     138,326     139,453
                                                       ---------   ---------

Other liabilities and deferred taxes                       7,136       6,612
                                                       ---------   ---------

Minority interest                                          1,017       1,024
                                                       ---------   ---------

Partners' capital                                        102,727     103,340
                                                       ---------   ---------

                                                       $ 273,825   $ 274,765
                                                       =========   =========



                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                              1997          1996
                                                           ----------    ----------
Operating activities:
   Net income                                              $   18,856    $   18,684
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                            5,798         5,449
       Minority interest in net income                            190           186
       Income taxes                                               474           554
       Changes in working capital components                     (946)          349
                                                           ----------    ----------

       Net cash provided by operating activities               24,372        25,222
                                                           ----------    ----------

Investing activities:
   Capital expenditures                                        (5,243)       (3,986)
   Other                                                        1,390          (152)
                                                           ----------    ----------

     Net cash used by investing activities                     (3,853)       (4,138)
                                                           ----------    ----------

Financing activities:
   Changes in receivable from general partner                     975         1,241
   Issuance of long-term debt                                    --          68,000
   Payments of long-term debt                                    (982)      (68,858)
   Distributions to partners                                  (19,666)      (18,026)
                                                           ----------    ----------

     Net cash used by financing activities                    (19,673)      (17,643)
                                                           ----------    ----------

Increase in cash                                                  846         3,441
Cash at beginning of period                                     8,196         6,307
                                                           ----------    ----------

Cash at end of period                                      $    9,042    $    9,748
                                                           ==========    ==========

Supplemental information - cash paid for interest          $    5,731    $    5,451
                                                           ==========    ==========


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES


     The unaudited financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the period ended December 31, 1996. In the opinion of the Partnership's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership at June 30, 1997 and the consolidated results of its operations and cash flows for the periods ended June 30, 1997 and 1996. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


2.   CASH DISTRIBUTIONS TO UNITHOLDERS


     The cash distribution of $.60 per unit for the fourth quarter of 1996 was made on February 14, 1997. A cash distribution of $.60 for both the first and second quarter of 1997 were declared to holders of record as of April 30, 1997 and July 30, 1997, respectively. The first quarter distribution was paid on May 15, 1997 and the second quarter distribution is payable on August 14, 1997.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


FINANCIAL CONDITION

     During the six months ended June 30, 1997, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.


     Cash provided by operating activities was $24.4 million and $25.2 million for the periods ended June 30, 1997 and 1996, respectively. Capital expenditures were $5.2 million in the 1997 period compared to $4.0 million in 1996. Adequate pipeline capacity exists to accommodate volume growth and the expenditures required for environmental and safety improvements have not been, and are not expected in the future to be, material. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverage's. The Partnership anticipates that capital expenditures will total approximately $8.0 million to $10.0 million (excluding acquisitions) for the year 1997.


     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions to all Unitholders of $1.20 per unit were declared in the six months ended June 30, 1997 and $2.30 per unit was declared in the calendar year 1996.


     The Partnership expects to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership borrowing.


     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


OPERATING RESULTS

     PIPELINE OPERATIONS

                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                           -------------------   -------------------
                                             1997       1996       1997       1996
                                           --------   --------   --------   --------
     Revenues                              $ 14,999   $ 15,431   $ 28,868   $ 29,827
     Operating costs                          5,501      5,412     10,871     11,389
     Depreciation and amortization            1,217      1,216      2,420      2,401
     General and administrative expenses        728        781      1,338      1,443
                                           --------   --------   --------   --------

       Operating income                    $  7,553   $  8,022   $ 14,239   $ 14,594
                                           ========   ========   ========   ========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Revenues for the three and six month period ended June 30, 1997 decreased $.4 million and $1.0 million, respectively, over the corresponding periods in 1996 primarily due to the adverse effect on product demand caused by abnormally high amounts of snow and rainfall in the Northern Midwest. Barrel miles totaled 4.0 billion and
     7.7 billion in the three and six months ended June 30, 1997 compared to
     4.2 billion and 8.0 billion in the respective prior year periods.


     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased $.1 million in the three months ended June 30, 1997 over the prior year period primarily due to higher materials and supplies and outside services. For the six months ended June 30, 1997, operating costs decreased $.5 million primarily due to lower materials and supplies and outside services costs. General and administrative costs include managerial, accounting and administrative personnel costs, office rental and expenses, legal and professional costs and other non-operating costs.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


    TERMINALING OPERATIONS

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
     Revenues                          $ 14,794   $ 13,364   $ 29,504   $ 26,794
     Operating costs                      7,056      6,499     14,088     12,630
     Depreciation and amortization        1,703      1,525      3,378      3,048
     General and administrative
       expenses                             669        521      1,329      1,269
                                       --------   --------   --------   --------
       Operating income                $  5,366   $  4,819   $ 10,709   $  9,847
                                       ========   ========   ========   ========

     The increases in revenues are primarily attributable to tankage acquired in November and December 1996 and increases in average prices charged for storage and tankage volumes utilized. Average annual tankage utilized for the three and six months ended June 30, 1997 increased .6 million and .2 million barrels, respectively, over the comparable prior periods primarily as a result of the tankage acquired late in 1996. For the three and six months ended June 30, 1997, average annualized revenues per barrel of tankage utilized was $4.81 and $4.84 per barrel, respectively, compared to $4.55 and $4.48 per barrel for the same prior year periods. The increases in per barrel averages is primarily due to larger proportionate volume of specialty chemicals being stored with higher rates per barrel than petroleum products.

     Total tankage capacity (17.2 million barrels at June 30, 1997) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service in addition to pricing when selecting terminal storage. For the three and six months ended June 30, 1997, operating costs increased $.6 million and $1.5 million; depreciation and amortization increased $.2 million and $.3 million; and general and administrative expenses increased $.1 million and $.1 million, respectively, over the comparable prior year periods, primarily as a result of terminal acquisitions late in 1996.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

-------------------------------------------------------------------------------


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



                                               KANEB PIPE LINE PARTNERS, L.P.
                                               (Registrant)

                                         By:   KANEB PIPE LINE COMPANY
                                               --------------------------------
                                               (Managing General Partner)


Date:  August 12, 1997                         /s/ Jimmy L. Harrison
                                               --------------------------------
                                               Jimmy L. Harrison
                                               Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
  27           Financial Data Schedule