Form 10-Q
period 1997-09-30
KANEB PIPE LINE PARTNERS L P
filed 1997-11-14
CIK 853890

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


For the Quarterly Period                                      Commission File
Ended September 30, 1997                                     Number 1-10311

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

YES      X                                           NO
    -------------                                      --------------

Number of Senior Preference Units of the Registrant outstanding at November 12, 1997: 7,250,000. Number of Preference Units of the Registrant outstanding at November 12, 1997: 4,650,000.

================================================================================

KANEB PIPE LINE PARTNERS, L.P.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1997
================================================================================





                                                                                     Page No.
                                                                                     --------
                         Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income
                      - Three and Nine Months Ended September 30, 1997 and 1996          1

                  Condensed Consolidated Balance Sheets
                      - September 30, 1997 and December 31, 1996                         2

                  Condensed Consolidated Statements of Cash Flows
                      - Nine Months Ended September 30, 1997 and 1996                    3

                  Notes to Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      5

                          Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                       8


Signature                                                                                8


KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended      Nine Months Ended
                                                              September 30,            September 30,
                                                            --------------------    --------------------
                                                              1997        1996        1997        1996
                                                            --------    --------    --------    --------
Revenues                                                    $ 31,465    $ 29,963    $ 89,837    $ 86,584
                                                            --------    --------    --------    --------
Costs and expenses:
     Operating costs                                          12,967      13,042      37,926      37,061
     Depreciation and amortization                             2,946       2,740       8,744       8,189
     General and administrative                                1,596       1,349       4,263       4,061
                                                            --------    --------    --------    --------
         Total costs and expenses                             17,509      17,131      50,933      49,311
                                                            --------    --------    --------    --------

Operating income                                              13,956      12,832      38,904      37,273

Other income, net (principally interest)                         143         210         418         580

Interest expense                                              (2,858)     (2,850)     (8,561)     (8,237)
                                                            --------    --------    --------    --------

Income before minority interest
     and income taxes                                         11,241      10,192      30,761      29,616

Minority interest in net income                                 (148)       (102)       (338)       (288)

Income tax provision                                            (118)       (218)       (592)       (772)
                                                            --------    --------    --------    --------

Net income                                                    10,975       9,872      29,831      28,556

General partner's interest in net income                        (148)       (102)       (338)       (288)
                                                            --------    --------    --------    --------

Limited partner's interest in net income                    $ 10,827    $  9,770    $ 29,493    $ 28,268
                                                            ========    ========    ========    ========

Allocation of net income per Senior
    Preference Unit and Preference Unit                     $    .68    $    .61    $   1.84    $   1.76
                                                            ========    ========    ========    ========

Weighted average number of Partnership Units outstanding:

      Senior Preference Units                                  7,250       7,250       7,250       7,250
                                                            ========    ========    ========    ========

      Preference Units                                         4,650       4,650       4,650       4,650
                                                            ========    ========    ========    ========



                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      September 30,      December 31,
                                                           1997              1996
                                                      -------------      ------------
               ASSETS
Current assets:
  Cash and cash equivalents                            $ 14,331            $  8,196
  Accounts receivable, trade                             10,578              11,540
  Current portion of receivable from general partner       --                   975
  Prepaid expenses                                        4,062               4,321
                                                       --------            --------
    Total current assets                                 28,971              25,032
                                                       --------            --------

Property and equipment                                  343,180             337,202
Less accumulated depreciation and amortization           95,907              87,469
                                                       --------            --------

     Net property and equipment                         247,273             249,733
                                                       --------            --------

                                                       $276,244            $274,765
                                                       ========            ========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                   $  2,257            $  2,036
   Accounts payable, accrued expenses and
     distributions payable                               20,938              18,715
   Deferred terminaling fees                              3,233               2,874
   Payable to general partner                               984                 711
                                                       --------            --------

     Total current liabilities                           27,412              24,336
                                                       --------            --------

Long-term debt, less current portion                    137,732             139,453
                                                       --------            --------

Other liabilities and deferred taxes                      6,957               6,612
                                                       --------            --------

Minority interest                                         1,023               1,024
                                                       --------            --------

Partners' capital                                       103,120             103,340
                                                       --------            --------

                                                       $276,244            $274,765
                                                       ========            ========

                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       1997        1996
                                                     --------    --------
Operating activities:
   Net income                                        $ 29,831    $ 28,556
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                    8,744       8,189
       Minority interest in net income                    338         288
       Deferred income taxes                              592         772
       Changes in working capital components            4,076       4,061
                                                     --------    --------

       Net cash provided by operating activities       43,581      41,866
                                                     --------    --------

Investing activities:
   Capital expenditures                                (7,162)     (6,288)
   Other                                                  631        (353)
                                                     --------    --------

     Net cash used by investing activities             (6,531)     (6,641)
                                                     --------    --------

Financing activities:
   Changes in receivable from general partner             975       1,895
   Issuance of long-term debt                            --        68,000
   Payments of long-term debt                          (1,500)    (69,309)
   Distributions to partners                          (30,390)    (27,858)
                                                     --------    --------

     Net cash used by financing activities            (30,915)    (27,272)
                                                     --------    --------

Increase in cash                                        6,135       7,953
Cash at beginning of period                             8,196       6,307
                                                     --------    --------

Cash at end of period                                $ 14,331    $ 14,260
                                                     ========    ========

Supplemental information - cash paid for interest    $  7,211    $  6,913
                                                     ========    ========


                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the period ended December 31, 1996. In the opinion of the Partnership's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership at September 30, 1997 and the consolidated results of its operations and cash flows for the periods ended September 30, 1997 and 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.   CASH DISTRIBUTIONS TO UNITHOLDERS

     The cash distribution of $.60 per unit for the fourth quarter of 1996 was made on February 14, 1997. A cash distribution of $.60 for each of the first and second quarters of 1997 was declared holders of record as of April 30, 1997 and July 30, 1997, respectively, and was paid on May 15, 1997 and August 14, 1997, respectively. In the third quarter, a cash distribution of $.65 was declared to holders of record as of September 30, 1997 and is payable on November 14, 1997.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


FINANCIAL CONDITION

     During the nine months ended September 30, 1997, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

     Cash provided by operating activities was $43.6 million and $41.9 million for the periods ended September 30, 1997 and 1996, respectively. Capital expenditures were $7.2 million in the 1997 period compared to $6.3 million in 1996. Adequate pipeline capacity exists to accommodate volume growth and the expenditures required for environmental and safety improvements have not been, and are not expected in the future to be, material. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverage's. The Partnership anticipates that capital expenditures will total approximately $8.0 million to $10.0 million (excluding acquisitions) for the year 1997.

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Current levels of cash available for distribution to Unitholders has increased as the Partnership has grown enabling the Partnership to raise the quarterly cash distribution to $.65, commencing with the third quarter distribution payable on November 14, 1997. Distributions to all Unitholders of $1.85 per unit were declared in the nine months ended September 30, 1997 and $2.30 per unit was declared in the calendar year 1996.

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

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     OPERATING RESULTS

         PIPELINE OPERATIONS


                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                          ------------------   -----------------
                                            1997      1996      1997      1996
                                          -------   -------    -------   -------
     Revenues                              $16,312   $16,443   $45,180   $46,270
     Operating costs                         5,773     6,447    16,644    17,836
     Depreciation and amortization           1,228     1,207     3,648     3,608
     General and administrative expenses       816       710     2,154     2,153
                                           -------   -------   -------   -------
     Operating income                      $ 8,495   $ 8,079   $22,734   $22,673
                                           =======   =======   =======   =======



     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Revenues for the three and nine month period ended September 30, 1997 decreased $.1 million and $1.1 million, respectively, over the corresponding periods in 1996 primarily due to the adverse effect on product demand caused by abnormally high amounts of snow and rainfall in the Northern Midwest. Barrel miles totaled 4.2 billion and
     11.9 billion in the three and nine months ended September 30, 1997 compared to 4.3 billion and 12.3 billion in the respective prior year periods.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, decreased $.7 million and $1.2 million in the three and nine months ended September 30, 1997, respectively, over the prior year period primarily due to lower controllable costs, including materials and supplies and outside services. General and administrative costs include managerial, accounting and administrative personnel costs, office rental and expenses, legal and professional costs and other non-operating costs.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

    TERMINALING OPERATIONS

                                           Three Months Ended  Nine Months Ended
                                             September 30,        September 30,
                                           ------------------  -----------------
                                            1997      1996      1997      1996
                                           -------   -------   -------   -------
     Revenues                              $15,153   $13,520   $44,657   $40,314
     Operating costs                         7,194     6,595    21,282    19,225
     Depreciation and amortization           1,718     1,533     5,096     4,581
     General and administrative expenses       780       639     2,109     1,908
                                           -------   -------   -------   -------
     Operating income                      $ 5,461   $ 4,753   $16,170   $14,600
                                           =======   =======   =======   =======


     The increases in revenues are primarily attributable to tankage acquired in November and December 1996 and increases in average prices charged for storage and tankage volumes utilized. Average annual tankage utilized for the three and nine months ended September 30, 1997 increased .5 million and .3 million barrels, respectively, over the comparable prior periods primarily as a result of improvements in utilization of the tankage acquired late in 1996. For the three and nine months ended September 30, 1997, average annualized revenues per barrel of tankage utilized was $4.87 and $4.85 per barrel, respectively, compared to $4.54 and $4.50 per barrel for the same prior year periods. The increases in per barrel averages is primarily due to larger proportionate volume of specialty chemicals being stored with higher rates per barrel than petroleum products.

     Total tankage capacity (17.2 million barrels at September 30, 1997) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service in addition to pricing when selecting terminal storage. For the three and nine months ended September 30, 1997, operating costs increased $.6 million and $2.1 million; depreciation and amortization increased $.2 million and $.5 million; and general and administrative expenses increased $.1 million and $.2 million, respectively, over the comparable prior year periods, primarily as a result of terminal acquisitions late in 1996.

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



                                            KANEB PIPE LINE PARTNERS, L.P.
                                            (Registrant)

                                      By:   KANEB PIPE LINE COMPANY
                                            ------------------------------------
                                            (Managing General Partner)


Date:  November 13, 1997                    /s/ Jimmy L. Harrison
                                            ------------------------------------
                                            Jimmy L. Harrison
                                            Controller

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
 27            Financial Data Schedule
