Form 10-K
period 1997-12-31
KANEB PIPE LINE PARTNERS L P
filed 1998-03-25
CIK 853890

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.

             (Exact name of Registrant as specified in its Charter)

              Delaware                                     75-2287571
     (State or other jurisdiction              (IRS Employer Identification No.)
     of incorporation or organization)

     2435 North Central Expressway
     Richardson, Texas                                       75080
     (Address of principal executive offices)             (zip code)

       Registrant's telephone number, including area code: (972) 699-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                               on which registered
     ----------------------------                    --------------------------
     Senior Preference Units                         New York Stock Exchange
     Preference Units                                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Aggregate market value of the voting units held by non-affiliates of the registrant: $372,155,103. This figure is estimated as of March 16, 1998, at which date the closing price of the Registrant's Senior Preference Units on the New York Stock Exchange was $35.50 per unit and the closing price of the Registrant's Preference Units on the New York Stock Exchange was $34.25, and assumes that only the General Partner of the Registrant (the "General Partner"), officers and directors of the General Partner and its parent and wholly owned subsidiaries of the General Partner and its parent were affiliates.

         Number of Senior Preference Units of the Registrant outstanding at March 16, 1998: 7,250,000. Number of Preference Units of the Registrant outstanding at March 16, 1998: 5,650,000.

                                     PART I

ITEM I.    BUSINESS

GENERAL

         The pipeline system of Kaneb Pipe Line Company was initially created in 1953. In September 1989, Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed to acquire, own and operate the refined petroleum products pipeline business (the "East Pipeline") previously conducted by Kaneb Pipe Line Company, a Delaware corporation ("KPL" or the "Company"), a wholly owned subsidiary of Kaneb Services, Inc., a Delaware corporation ("Kaneb"). KPL owns a combined 2% interest as general partner of the Partnership and of Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership ("KPOP"). The pipeline operations of the Partnership are conducted through KPOP, of which the Partnership is the sole limited partner and KPL is the sole general partner. The terminaling business of the Partnership is conducted through (i) Support Terminals Operating Partnership, L.P. ("STOP"),
(ii) Support Terminal Services, Inc., (iii) StanTrans, Inc., (iv) StanTrans Partners L.P. ("STPP"), and (v) StanTrans Holdings, Inc. KPOP, STOP and STPP are collectively referred to as the "Operating Partnerships".

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

PRODUCTS PIPELINE BUSINESS

Introduction

         The Partnership's pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado and Wyoming. The Partnership owns and operates two common carrier pipelines (the "Pipelines") as shown on the map below:

                                [SYSTEM MAP]

East Pipeline

         Construction of the East Pipeline commenced in the 1950s with a line from southern Kansas to Geneva, Nebraska. During the 1960s, the East Pipeline was extended north to its present terminus at Jamestown, North Dakota. In the 1980's, the lines from Geneva, Nebraska to North Platte, Nebraska and the 16" line from McPherson, Kansas to Geneva, Nebraska were built and the Partnership acquired a 6" pipeline from Champlin Oil Company, a portion of which runs south from Shickley, Nebraska through Superior, Nebraska, to Hutchinson, Kansas. In 1997, the Partnership completed construction of a new 6" pipeline from Conway, Kansas to Windom, Kansas (approximately 22 miles north of Hutchinson) that allows the Hutchinson Terminal to be supplied directly from McPherson; a significantly shorter route than was previously used. As a result of this new pipeline becoming operational, the segment of the old Champlin line between Windom and Shickley was shut down, including the Superior terminal. The other end of the line runs northeast approximately 175 miles crossing the main pipeline at Osceola, Nebraska, through a terminal at Columbus, Nebraska, and later crossing and interconnecting with the Partnership's Yankton/Milford line to terminate at Rock Rapids, Iowa.

         The East Pipeline system also consists of 15 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota (with total storage capacity of approximately 3.1 million barrels) and an additional 23 product tanks with total storage capacity of approximately 922,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations at refineries in Kansas and 38 booster pump stations situated along the system in Kansas, Nebraska, Iowa, South Dakota and North Dakota. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory. KPOP owns the entire 2,075 mile East Pipeline, except for the 203-mile North Platte line, which is held under a capitalized lease that expires at the end of 1998. KPOP has exercised its option to purchase the North Platte line for approximately $5 million at the end of the lease. KPOP leases office space for its operating headquarters in Wichita, Kansas.

         The East Pipeline transports refined petroleum products, including propane, received from refineries in southeast Kansas and other connecting pipelines to terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries connected to the East Pipeline directly or through other pipelines. These refineries obtain their crude oil primarily from producing areas in Kansas, Oklahoma and Texas. Five connecting pipelines can deliver propane for shipment through the East Pipeline from gas processing plants in Texas, New Mexico, Oklahoma and Kansas.

West Pipeline

         KPOP acquired the West Pipeline in February 1995 through an asset purchase from WYCO Pipe Line Company for a purchase price of $27.1 million. The acquisition of the West Pipeline increased the Partnership's pipeline business in South Dakota and expanded it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of underground pipeline in Wyoming, Colorado and South Dakota, four truck loading terminals and numerous pump stations situated along the system. The system's four product terminals have a total storage capacity of over 1.7 million barrels.

         The West Pipeline originates at Casper, Wyoming and travels east to the Strouds station, which is located in Evansville, Wyoming, where it serves as a connecting point with Sinclair's Little America refinery and the Seminoe pipeline that transports product from Billings, Montana area refineries. From Strouds, the West Pipeline continues easterly through its 8" line to Douglas, Wyoming, where a 6" pipeline branches off to serve the Partnership's Rapid City, South Dakota terminal approximately 190 miles away. The Rapid City terminal has a three bay bottom loading truck rack and storage tank capacity of 256,000 barrels. The 6" pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border approximately 30 miles south of Wyoming Refining's Newcastle refinery. From Douglas, the Partnership's 8" pipeline continues southward through a delivery point at the Burlington Northern Junction to the Cheyenne terminal. The Cheyenne terminal has a two bay bottom loading truck rack and storage tank capacity of 345,000 barrels and serves as a receiving point for products from the Frontier refinery, as well as product delivery point to the Cheyenne pipeline. From the Cheyenne terminal, the pipeline extends south into Colorado to the Dupont terminal located in the Denver metropolitan area. The Dupont terminal is the largest terminal on the West Pipeline system, with a six bay bottom loading truck rack and tankage capacity of 692,000 barrels. The 8" pipeline continues to the Commerce City station, where the West Pipeline can receive from and transfer product to the Total Petroleum (now Ultramar Diamond Shamrock) and Conoco refineries and the Phillips Petroleum terminal. From the Commerce City station, a 6" line continues south 90 miles where the system terminates at the Fountain, Colorado terminal serving the Colorado Springs area. The Fountain terminal has a five bay bottom loading truck rack and storage tank capacity of 366,000 barrels.

         The West Pipeline system parallels the Partnership's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming terminal. The small Cheyenne pipeline moves products from west to east from the West Pipeline's Cheyenne terminal to near the East Pipeline's North Platte terminal, although that line has been deactivated from Sidney, Nebraska (approximately 100 miles from Cheyenne) to North Platte. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers, who, with a few exceptions, are also shippers on the Partnership's East Pipeline system.

Other Systems

         The Partnership also owns three single-use pipelines, located in Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington. Each system supplies diesel fuel to a railroad fueling facility under contracts. The Oregon and Washington lines are fully automated and the Wyoming line requires minimal start-up assistance, which is provided by the railroad. For the year ended December 31, 1997, the three systems combined transported a total of 3.5 million barrels of diesel fuel, representing an aggregate of $1.3 million in revenues.

Pipelines Products and Activities

         The Pipelines' revenues are based on volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated:

                                       YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------
                           1997         1996       1995(4)     1994       1993
                         -------      -------     --------    -------    -------
Volume (1) ...........    69,984       73,839       74,965     54,546     56,234
Barrel miles(2).......    16,144       16,735       16,594     14,460     14,160
Revenues(3) ..........   $61,320      $63,441      $60,192    $46,117    $44,107

(1) Volumes are expressed in thousands of barrels of refined petroleum product.

(2) Barrel miles are shown in millions. A barrel mile is the movement of one barrel of refined petroleum product one mile.

(3)      Revenues are expressed in thousands of dollars.

(4)      Amounts  for  1995  and   subsequent   periods  also  include   amounts
         attributable to the West Pipeline, acquired by the Partnership in February 1995.

         The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                           YEAR ENDED DECEMBER 31,
                                           (THOUSANDS OF BARRELS)
                          ------------------------------------------------------
                           1997        1996        1995       1994        1993
                          ------      ------      ------      ------      ------
Gasoline ..............   32,237      36,063      37,348      23,958      25,407
Diesel and fuel oil....   33,541      32,934      33,411      26,340      25,308
Propane ...............    4,206       4,842       4,146       4,204       4,153
Other .................     --          --            60          44       1,366
                          ------      ------      ------      ------      ------
     Total ............   69,984      73,839      74,965      54,546      56,234
                          ======      ======      ======      ======      ======

         Diesel  and  fuel  oil  are  used  in  farm  machinery  and  equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged shippers for transportation do not vary according to the type of product delivered.

Maintenance and Monitoring

         The Pipelines have been constructed and are maintained consistent with applicable Federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, to prolong the useful lives of the Pipelines, protective measures are taken and routine preventive maintenance is performed on the Pipelines. Such measures includes cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the rights-of-way for the Pipelines and possible damage to the Pipelines.

         The Partnership uses a state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software program to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters upon any deviation from normal operations that requires attention.

Pipeline Operations

         Both the East Pipeline and the West Pipeline are interstate pipelines and thus subject to Federal regulation by such governmental agencies as the Federal Energy Regulatory Commission ("FERC") and the Department of Transportation, as well as the Environmental Protection Agency. Additionally, the West Pipeline is subject to state regulation of certain intrastate rates in Colorado and Wyoming and the East Pipeline is subject to state regulation in Kansas. See "Regulation."

         Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to Federal tariff regulation. Also, certain of its intrastate common carrier operations are subject to state tariff regulation. Common carrier activities are those under which transportation through the Pipelines is available at published tariffs filed with the FERC, in the case of interstate shipments, or the relevant state authority, in the case of intrastate shipments in Kansas, Colorado and Wyoming, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation.

         In general, a shipper on one of the Pipelines acquires refined petroleum products from refineries connected to such Pipeline, or, if the shipper already owns the refined petroleum products, delivers such products to the Pipeline from those refineries or from pipelines that connect with such Pipeline. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the Pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

         Each shipper transporting product on a Pipeline is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines. The operations of the Pipelines also include 19 truck loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks.

         The following table shows, with respect to each of such terminals, its location, the number of tanks owned by KPOP, its storage capacity in barrels and truck capacity. Except as indicated, each terminal is owned by KPOP at December 31, 1997.

    LOCATION OF                    NUMBER        TANKAGE           TRUCK
     TERMINALS                    OF TANKS       CAPACITY        CAPACITY(A)
   ----------------------------   --------       --------        -----------
    COLORADO:
      Dupont                         18          692,000              6
      Fountain                       13          366,000              5
    IOWA:
      LeMars                          9          103,000              2
      Milford(b)                     11          172,000              2
      Rock Rapids                    12          366,000              2
    KANSAS:
      Concordia(c)                    7           79,000              2
      Hutchinson                      9          162,000              1
    NEBRASKA:
      Columbus(d)                    12          191,000              2
      Geneva                         39          678,000              8
      Norfolk                        16          187,000              4
      North Platte                   22          198,000              5
      Osceola                         8           79,000              2
      Superior(e)                    11          192,000              1
    NORTH DAKOTA:
      Jamestown                      13          188,000              2
    SOUTH DAKOTA:
      Aberdeen                       12          181,000              2
      Mitchell                        8           72,000              2
      Rapid City                     13          256,000              3
      Wolsey                         21          149,000              4
      Yankton                        25          246,000              4
    WYOMING:
      Cheyenne                       15          345,000              2
                                  ------     -----------
    TOTALS                          294        4,902,000
                                  ======     ===========

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

         The East Pipeline also has intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas with aggregate capacities of approximately 388,000 and 534,000 barrels, respectively. During 1997, approximately 63% and 89% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and approximately 37% and 11% the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

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

         Most of the refined petroleum products delivered through the East Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

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

         The majority of the refined petroleum product transported through the East Pipeline was produced at four refineries located at McPherson, El Dorado and Arkansas City, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refinery Association ("NCRA"), Texaco, Inc. ("Texaco"), Total
Petroleum (now Ultramar Diamond Shamrock) and Conoco, Inc. respectively. The NCRA and Texaco refineries are connected directly to the East Pipeline, as is the Total Petroleum refinery, which was permanently shut down on September 1, 1996. One of such refineries, the McPherson, Kansas refinery operated by NCRA, accounted for approximately 35% of the total amount of product shipped over the East Pipeline in 1997. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from a pipeline originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

         The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Oil & Refining Company refinery located at Cheyenne, Wyoming, the Total Petroleum (now Ultramar Diamond Shamrock) and Conoco Oil refineries located at Denver, Colorado and Sinclair's Little America refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana area refineries through a connecting pipeline.

Principal Customers

         KPOP had a total of approximately 50 shippers in 1997. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $43.8 million, $46.5 million and $43.7 million, which accounted for 74%, 76% and 75% of total revenues shipped for each of the years 1997, 1996 and 1995, respectively.

Competition and Business Considerations

         The East Pipeline's major competitor is an independent regulated common carrier pipeline system owned by The Williams Companies, Inc. that operates approximately 100 miles east of and parallel to the East Pipeline. The Williams system is a substantially more extensive system than the East Pipeline.
Furthermore, Williams and its affiliates have capital and financial resources that are substantially greater than those of the Partnership. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Fourteen of the East Pipeline's 15 delivery terminals are in direct competition with Williams' terminals, as they are located within 2 to 145 miles of one another.

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

         The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of the Partnership is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by the Pipelines. However, trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. The Partnership does not believe that trucks are, or will be, effective competition to its long-haul volumes over the long term.

LIQUIDS TERMINALING

Introduction

         The Partnership's Support Terminal Services operation ("ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 1997, the Partnership's terminaling business accounted for approximately 49% of the Partnership's revenues. As of December 31, 1997, ST operated 31 facilities in 16 states and the District of Columbia, with a total storage capacity of approximately 17.2 million barrels. ST and its predecessors have been in the terminaling business for over 40 years and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids.

         ST's terminal facilities provide storage on a fee basis for petroleum products, specialty chemicals and other liquids. ST's five largest terminal facilities are located in Piney Point, Maryland; Jacksonville, Florida; Texas City, Texas; Baltimore, Maryland; and, Westwego, Louisiana. These facilities accounted for approximately 72% of ST's revenues and 65% of its tankage capacity in 1997.

Description of Terminals

         Piney Point, Maryland. The largest terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products, consisting primarily of fuel oils, asphalt and caustic soda solution. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck loading facilities, product blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

         Jacksonville, Florida. The Jacksonville terminal, also acquired as part of the Steuart transaction, is located on approximately 86 acres on the St. John's River and consists of a main terminal and two annexes with combined storage capacity of approximately 2.1 million barrels in 30 tanks. The terminal is currently used to store petroleum products including gasoline, No. 2 oil, No. 6 oil, diesel and kerosene. This terminal has a tanker berth with a 38-foot draft and four barge berths and also offers truck and rail car loading facilities and facilities to blend residual fuels for ship bunkering.

         Texas City, Texas. The Texas City facility is situated on 39 acres of land leased from the Texas City Terminal Railway Company ("TCTRC") with long-term renewal options. It is located on Galveston Bay near the mouth of the Houston Ship Channel, approximately sixteen miles from open water. The eastern end of the Texas City site is adjacent to three deep-water docking facilities, which are also owned by TCTRC. The three deep-water docks include two 36-foot draft docks and a 40-foot draft dock. The docking facilities can accommodate any ship or barge capable of navigating the 40-foot draft of the Houston Ship Channel. ST is charged dockage and wharfage fees on a per vessel and per unit basis, respectively, by TCTRC, which it passes on to its customers.

         The Texas City facility is designed to accommodate a diverse product mix, including specialty chemicals, such as petrochemicals and has tanks equipped for the specific storage needs of the various products handled; piping and pumping equipment for moving the product between the tanks and the transportation modes; and, an extensive infrastructure of support equipment. The tankage at Texas City is constructed of either mild carbon steel, stainless steel or aluminum. Certain of the tanks, piping and pumping equipment are equipped for special product needs, including among other things, linings and/or equipment that can control temperature, air pressure, air mixture or moisture. ST receives or delivers the majority of the specialty chemicals that it handles via ship or barge at Texas City. ST also receives and delivers liquids via rail tank cars and transport trucks and has direct pipeline connections to refineries in Texas City.

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

         Baltimore, Maryland. The Baltimore facility is situated on 18 acres of owned land, located just south of Baltimore near the Harbor Tunnel on the Chesapeake Bay. ST also owns a 700-foot finger pier with a 33-foot draft channel and berth at the facility. The dock gives ST the ability to receive and deliver shipments of product from and to barge and ship. Additionally, the terminal can receive products by pipeline, truck and rail and deliver them via truck and rail. Similar to the Texas City facility, Baltimore is a specialty liquids terminal. The primary products stored at the Baltimore facility include asphalt, fructose, caustic solutions, military jet fuel, latex and other chemicals. The Baltimore tank facility consists of 49 tanks with a total capacity of approximately 821,000 barrels. All of the utilized tanks are dedicated to specific products of customers under contract. The tanks are specifically equipped to handle the requirements of the products they store.

         Westwego, Louisiana. The Westwego facility is situated on 27 acres of owned land on the west bank of the Mississippi River across from New Orleans. Its dock is capable of handling ocean-going vessels and barges. The terminal has multiple facilities for receiving and shipping by rail and tank truck, as well as vessels and barges. The facility consists of 54 tanks with a total capacity of approximately 858,000 barrels. The facility also includes a blending plant for the formulation of certain molasses-based feeds which has additional smaller tanks for blending and formulation of the liquid feeds. The Westwego terminal historically has been primarily a terminal for molasses and animal and vegetable fats and oils. In recent years, the terminal has broadened its product mix to include fertilizer, herbicides, latex and caustic solutions. The former owner of the facility has contracted with ST until June 1999 for terminaling in five large molasses tanks located at the facility.

         Other Terminal Sites. In addition to the five major facilities described above, ST has 26 other terminal facilities located throughout the United States. The 26 facilities represented approximately 35% of ST's total tankage capacity and approximately 28% of its total revenue for 1997. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; and, Savannah, Georgia, which handles chemicals and caustic solutions, these facilities primarily store petroleum products for a variety of customers. These facilities provide ST with a geographically diverse base of customers and revenue.

         The storage and transport of jet fuel for the U.S. Department of Defense is also an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and seven of the eleven locations have been utilized solely by the U.S. Government. Two of these locations are presently without government business. Of the eleven locations, six include pipelines which deliver jet fuel directly to nearby military bases, while another location supplies Andrews Air Force Base, Maryland and consists of a barge receiving dock, an 11.3 mile pipeline, three 24,000 barrel double-bottomed tanks and an administration building located on the base. This facility provides the barge receipt, pipeline transportation and terminaling services for jet fuel to Andrews Air Force Base on a tariff basis for the Defense Fuel Supply Center and has served the base for the past 30 years.

         The following table outlines ST's terminal locations, capacities, tanks and primary products handled:

                           TANKAGE     NO. OF          PRIMARY PRODUCTS
  FACILITY                 CAPACITY    TANKS               HANDLED
  ---------------------- ----------    ------     ------------------------------
  PRIMARY TERMINALS:

  Piney Point, MD        5,403,000      28        Petroleum
  Jacksonville, FL       2,066,000      30        Petroleum
  Texas City, TX         2,002,000     124        Chemicals and Petrochemicals
  Westwego, LA             858,000      54        Molasses, Fertilizer, Caustic
  Baltimore, MD            821,000      49        Chemicals, Asphalt, Jet Fuel

  OTHER TERMINALS:

  Montgomery, AL(a)        162,000       7        Petroleum, Jet Fuel
  Moundville, AL           310,000       6        Jet Fuel
  Tuscon, AZ(b)            181,000       7        Petroleum
  Imperial, CA             124,000       6        Petroleum
  Stockton, CA             314,000      18        Petroleum
  Farragut St., DC         176,000       5        Petroleum
  M Street, DC             133,000       3        Petroleum
  Homestead, FL(a)          72,000       2        Jet Fuel
  Augusta, GA              110,000       8        Petroleum
  Bremen, GA               180,000       8        Petroleum, Jet Fuel
  Brunswick, GA            302,000       3        Petroleum, Pulp Liquor
  Columbus, GA             180,000      25        Petroleum, Chemicals
  Macon, GA(a)             307,000      10        Petroleum, Jet Fuel
  Savannah, GA             699,000      17        Petroleum, Chemicals
  Chillicothe, IL          270,000       6        Petroleum
  Peru, IL                 221,000       8        Petroleum, Fertilizer
  Indianapolis, IN         410,000      18        Petroleum
  Salina, KS                98,000      10        Petroleum
  Andrews AFB Pipeline, MD  72,000       3        Jet Fuel
  Winona, MN               229,000       7        Fertilizer
  Alamogordo, NM(a)        120,000       5        Jet Fuel
  Drumright, OK            315,000       4        Jet Fuel
  San Antonio, TX          207,000       4        Jet Fuel
  Cockpit Point, VA        554,000      16        Petroleum, Asphalt
  Virginia Beach, VA(a)     40,000       2        Jet Fuel
  Milwaukee, WI            308,000       7        Petroleum
                       -----------    -----
                        17,244,000      500
                       ===========    =====


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

         Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal. An increasingly important aspect of versatility and the service function is an operator's ability to offer product handling and storage in compliance with environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with a greater diversity of terminals with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

         Several companies offering liquid terminaling facilities have significantly more capacity than ST. However, the majority of ST's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators, including GATX Terminals Corporation, Williams Company, Northville Industries Corporation and Petroleum Fuel & Terminal Company, have facilities used primarily for petroleum related products. As a result, many of ST's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.

CAPITAL EXPENDITURES

         Capital expenditures by the Pipelines, were $4.5 million, $3.4 million and $3.4 million for 1997, 1996 and 1995, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $6.1 million, $3.6 million and $5.6 million, for 1997, 1996 and 1995, respectively.

         Capital expenditures of the Partnership during 1998 are expected to be approximately $7 million to $10 million. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operation. The General Partner intends to finance future expansion capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowing or choose to do so.

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

         In general, petroleum product pipeline rates are cost-based. Such rates are permitted to generate operating revenues, based on projected volumes, not greater than the total of the following components: (i) operating expenses, (ii) depreciation and amortization, (iii) Federal and state income taxes (determined on a separate company basis and adjusted or "normalized" to avoid year to year variations in rates due to the effect of timing differences between book and tax accounting for certain expenses, primarily depreciation) and (iv) an overall allowed rate of return on the pipeline's "rate base". Generally, the "rate base" is a measure of the investment in, or value of, the common carrier assets of a petroleum products pipeline which should be calculated by the net depreciated "trended original cost" ("TOC") methodology. Under the TOC methodology, after a starting rate base has been determined, a pipeline's rate base is to be (i) increased by property additions at cost plus an amount equal to the equity portion of the rate base multiplied or "trended" by an inflation factor and (ii) decreased by property retirements, depreciation and amortization of rate base write-ups reflecting inflation.

         The FERC allows for a rate of return for petroleum products pipelines determined by adding (i) the product of a rate of return equal to the nominal cost of debt multiplied by the portion of the rate base that is deemed to be financed with debt and (ii) the product of a rate of return equal to the real (i.e., inflation-free) cost of equity multiplied by the portion of the rate base that is deemed to be financed with equity. The appropriate rate of return for a petroleum pipeline is determined on a case-by-case basis, taking into account cost of capital, competitive factors and business and financial risks associated with pipeline operations.

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

         On October 28, 1994, after hearings and public comment period, the FERC issued Order Nos. 571 and 572, intended as procedural follow-ups to Order No.
561. In Order No. 571, the FERC (i) articulated cost-of-service and reporting requirements to be applicable to pipeline initial rates and to situations where indexing is determined to be inappropriate; (ii) adopted rules for the establishment of revised depreciation rates; and (iii) revised the information required to be reported by pipelines in their Form No. 6, "Annual Report for Oil Pipelines". Order No. 572 establishes the filing requirements and procedures that must be followed when a pipeline seeks to charge market-based rates. On September 15, 1997, the Partnership filed an Application for Market Power Determination with the FERC seeking market based rates for approximately half of its markets. The application is pending before the FERC.

         In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the Partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff also supported the disallowance of income taxes. The FERC recently decided this case on the same basis as the Lakehead case. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units and Preference Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

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

         Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. Regulations concerning the environment are continually being developed and revised in ways that may impose additional regulatory burdens on the Partnership.

         Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. The East Pipeline has experienced limited groundwater contamination at five terminal sites (Milford, Iowa; Norfolk and Columbus, Nebraska; and Aberdeen and Yankton, South Dakota) resulting from spills of refined petroleum products. Regulatory authorities have been notified of these findings and remediation projects are underway or under construction using various remediation techniques. The Partnership estimates that $1,084,000 has been expended to date for remediation at these five sites and that ongoing remediation expenses at each site will not have a material effect on the East Pipeline. Groundwater contamination is also known to exist at East Pipeline sites in Augusta, Kansas and in Potwin, Kansas, but no remediation has been required. Although no assurances can be made, if remediation is required, the Partnership believes that the resulting cost would not be material.

         During January 1994, the East Pipeline experienced a seam rupture of its 8" northbound line in Nebraska and another similar rupture on the same line in April 1994. As a result of these ruptures, KPOP reduced the maximum operating pressure on this line to 60% of the Maximum Allowable Operating Pressure ("MAOP") and, on May 24, 1994, commenced a hydrostatic test to determine the integrity of over 80 miles of that line. The test was completed on the entire 80 miles on May 29, 1994, and the line was authorized to return to approximately 80% of MAOP pending review by the Department of Transportation ("DOT") of the hydrostatic test results. On July 29, 1994, the DOT authorized most of the line to return to the historical MAOP. Approximately 30 miles of the line was authorized to return to slightly less than historical MAOP. Although the Partnership has expended approximately $250,000 to date for remediation at these rupture sites, the total amount of remediation expenses that will be required has not yet been determined. These expenses are not expected to have a material effect upon the results of the Partnership.

         ST has experienced groundwater contamination at its terminal sites at Baltimore, Maryland, and Alamogordo, New Mexico. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. Groundwater contamination also exists at the ST terminal site in Stockton, California and in the areas surrounding this site as a result of the past operations of five of the facilities operating in this area. ST has entered into an agreement with three of these other companies to allocate responsibility for the clean up of the contaminated area. Under the current approach, clean up will not be required, however based on risk assessment, the site will continue to be monitored and tested. In addition, ST is responsible for up to two-thirds of the costs associated with existing groundwater contamination at a formerly owned terminal at Marcy, New York, which also is being remediated through extraction wells and air strippers. The Partnership has expended approximately $830,000 through 1997 for remediation at these four sites and estimates that on-going remediation expenses will aggregate approximately $200,000 to $300,000 over the next three years.

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

         In 1991, the Environmental Protection Agency (the "EPA") implemented regulations expanding the definition of hazardous waste. The Toxicity Characteristic Leaching Procedure ("TCLP") has broadened the definition of hazardous waste by including 25 constituents that were not previously included in determining that a waste is hazardous. Water that comes in contact with petroleum may fail the TCLP procedure and require additional treatment prior to its disposal. The Partnership has installed totally enclosed wastewater treatment systems at all East Pipeline terminal sites to treat such petroleum contaminated water, especially tank bottom water.

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

         Groundwater remediation efforts are ongoing at the West Pipeline's Dupont and Fountain, Colorado terminals and at the Cheyenne, Wyoming terminal and Bear Creek, Wyoming station and will be required at one other West Pipeline terminal. Regulatory officials have been consulted in the development of remediation plans. In the course of acquisition negotiations for this terminal, KPOP's regulatory group and its outside environmental consultants agreed upon the expense and costs of these required remediations. In connection with the purchase of the West Pipeline, KPOP agreed to implement the agreed remediation plans at these specific sites over the succeeding five years following the acquisition in return for the payment by the seller, Wyco Pipe Line Company, of $1,312,000 to KPOP to cover the discounted estimated future costs of these remediations. In conjunction with the acquisition, the Partnership accrued $1.8 million for these future remediation expenses.

         Groundwater contamination has been experienced at ST's Piney Point, Maryland, Jacksonville, Florida and each of the Washington, D.C. facilities. Foreseeable remediation expenses are estimated not to exceed $1.6 million. In connection with its acquisition of these facilities from Steuart, the Partnership agreed to assume the existing remediation and the costs thereof up to $1.8 million and the Asset Purchase Agreements provided, with respect to unknown environmental damages that are discovered after the closing of the transaction and that were caused by operations conducted by the former owner prior to the closing, that the Partnership and Steuart will share those expenses at a ratio of 20% for the Partnership and 80% for Steuart until a total of $2.5 million has been expended. Thereafter, such expenses will be the Partnership's responsibility. This indemnity will expire in December, 1998. In conjunction with the acquisition, the Partnership accrued $2.3 million for potential environmental liabilities arising from the Steuart acquisition.

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

         Amendments to the Federal Clean Air Act enacted in 1990 will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that have been and are to be developed and implemented by the EPA and state environmental agencies. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides will be subject to increasingly stringent regulations, including requirements that certain sources install maximum or reasonably available control technology. The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the Partnership's facilities are included within the categories of hazardous air pollutant sources that will be affected by these regulations. Additionally, new dockside loading facilities owned or operated by the Partnership will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations will control VOC emissions from the loading and unloading of tank vessels.

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

         Indemnification. KPL has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of groundwater contamination resulting from three spills and the possible groundwater contamination at a pumping and storage site referred to under "Water" to the standards that are in effect at the time such remediation operations are concluded. In addition, ST's former owner has agreed to indemnify the Partnership against liabilities for damages to the environment from operations conducted by such former owners prior to March 2, 1993. The indemnity, which expired March 1, 1998, is limited in amount to 60% of any claim exceeding $100,000 until an aggregate amount of $10 million has been paid by ST's former owner. In addition, with respect to unknown environmental expenses from operations conducted by Wyco Pipe Line Company prior to the closing of the Partnership's acquisition of the West Pipeline, KPOP has agreed to pay the first $150,000 of such expenses, KPOP and Wyco Pipe Line Company will share, on an equal basis, the next $900,000 of such expenses and Wyco Pipe Line Company will indemnify KPOP for up to $2,950,000 of such expenses thereafter. The indemnity expires in August 1999. To the extent that environmental liabilities exceed the amount of such indemnity, KPOP has affirmatively assumed the excess environmental liabilities. Also, the Steuart terminals Asset Purchase Agreements provide, with respect to unknown environmental damages that are discovered after the closing of the Steuart terminals acquisition and that were caused by operations conducted by Steuart prior to the closing, that the Partnership and Steuart will share expenses associated with such environmental damages at a ratio of 20% for the Partnership and 80% for Steuart until a total of $2.5 million has been expended. Thereafter, such expenses will be the Partnership's responsibility. This indemnity will expire in December 1998.

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

EMPLOYEES

         The Partnership has no employees. The business of the Partnership is conducted by the General Partner, KPL, which at December 31, 1997, employed 427 persons. Approximately 151 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 53 persons employed by the terminal division of KPL were represented by the Oil, Chemical and Atomic Workers International Union AFL-CIO ("OCAW"). The terminal division has agreements with OCAW for 35 and 17 of the above employees, which are in effect through June 28, 1999 and November 1, 2000, respectively. The agreements are subject to automatic renewal for successive one-year periods unless one of the parties serves written notice to terminate such agreement in a timely manner.

ITEM 2.    PROPERTIES

         Descriptions of properties owned or utilized by the Partnership are contained in Item 1 of this report and such descriptions are hereby incorporated by reference into this Item 2. Under the caption "Commitments and Contingencies" in Note 6 to the Partnership's financial statements included in Item 8 herein below, additional information is presented concerning obligations for lease and rental commitments. Said additional information is hereby incorporated by reference into this Item 2.

ITEM 3.    LEGAL PROCEEDINGS

         The Partnership is a party to several lawsuits arising in the ordinary course of business. Subject to certain deductibles and self-insurance retentions, substantially all the claims made in these lawsuits are covered by insurance policies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Partnership did not hold a meeting of unitholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SENIOR PREFERENCE UNITS AND PREFERENCE UNITS AND RELATED UNITHOLDER MATTERS

         The Partnership's senior preference limited partner interests ("Senior Preference Units") and Preference Units are listed and traded on the New York Stock Exchange. At March 16, 1998, there were approximately 900 Senior Preference Unitholders of record and approximately 200 Preference Unitholders of record. Set forth below are prices and cash distributions for Senior Preference Units and Preference Units, respectively, on the New York Stock Exchange.


                               SENIOR PREFERENCE                  PREFERENCE
                                  UNIT PRICES                     UNIT PRICES            CASH
                            ------------------------       ------------------------   DISTRIBUTION
YEAR                           HIGH           LOW            HIGH            LOW        DECLARED
-----------------------     ----------     ---------       ---------      ---------   ------------
1996:
     First Quarter          26 1/2          23 7/8         24 5/8          22 1/4       $  .55
     Second Quarter         26 5/8          24 1/4         24 5/8          23 1/8          .55
     Third Quarter          26 5/8          24 3/4         25 7/8          22 7/8          .60
     Fourth Quarter         30              25 5/8         28 1/8          25              .60

1997:
     First Quarter          31 1/4          28             28 5/8          26 1/2          .60
     Second Quarter         30 1/4          27 1/8         28 3/8          26 1/4          .60
     Third Quarter          31 13/16        29             30 7/8          27 7/8          .65
     Fourth Quarter         36 11/16        29 13/16       36 1/2          29 5/8          .65

1998:
     First Quarter          37 1/2          34 11/16       35 1/2          33 1/4
        (through March 16, 1998)

         The Partnership has paid the Minimum Quarterly Distribution on each outstanding Senior Preference Unit for each quarter since the Partnership's inception. The Partnership has also paid the Minimum Quarterly Distribution on Preference Units with respect to all quarters since inception of the Partnership, except for distributions in the second, third and fourth quarters of 1991 totaling $9,323,000 which have since been satisfied and no arrearages remain as of December 31, 1997. Prior to 1994, no distributions were paid on the outstanding Common Units, which are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. Distributions paid on the Common Units were $7,742,000; $7,110,000; and $4,582,000 for 1997, 1996 and 1995, respectively.
Assuming that distributions of at least $.55 for every Unit are made on May 15 and August 14, 1998, the preference period will end on August 14, 1998 and there will be no distinction thereafter between the Units.

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

                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                             1997          1996          1995(a)        1994          1993(b)
                                         ----------    ----------      ----------    ----------    ----------
INCOME STATEMENT DATA:

Revenues............................     $  121,156    $  117,554      $  96,928     $   78,745    $   69,235
                                         ----------    ----------      ---------     ----------    ----------

Operating costs.....................        50,183         49,925         40,617         33,586        29,012
Depreciation and amortization.......        11,711         10,981          8,261          7,257         6,135
General and administrative..........         5,793          5,259          5,472          4,924         4,673
                                         ---------     ----------      ---------     ----------    ----------

    Total costs and expenses........        67,687         66,165         54,350         45,767        39,820
                                         ---------     ----------      ---------     ----------    ----------

Operating income....................        53,469         51,389         42,578         32,978        29,415
Interest and other income...........           562            776            894          1,299         1,331
Interest expense....................       (11,332)       (11,033)        (6,437)        (3,706)       (3,376)
Minority interest...................          (420)          (403)          (360)          (295)         (266)
                                         ----------    -----------     ----------    -----------   -----------
Income before income taxes..........        42,279         40,729         36,675         30,276        27,104
Income taxes (c)....................          (718)          (822)          (627)          (818)         (450)
                                         ----------    -----------     ----------    -----------   -----------
Net income..........................     $   41,561    $   39,907      $  36,048     $   29,458    $   26,654
                                         ==========    ==========      =========     ==========    ==========

Allocation of net income(d) per:
    Senior Preference Unit .........     $     2.55    $     2.46      $    2.20      $    2.20    $     2.20
                                         ==========    ==========      =========      =========    ==========
    Preference Unit.................     $     2.55    $     2.46      $    2.20      $    2.20    $     2.20
                                         ==========    ==========      =========      =========    ==========
    Preference Unit arrearages......     $      -      $    -          $    -         $    -       $     1.20
                                         ==========    ==========      =========      =========    ==========

Cash Distributions declared per:
    Senior Preference Unit..........     $     2.50    $     2.30      $    2.20      $    2.20    $     2.20
                                         ==========    ==========      =========      =========    ==========
    Preference Unit.................     $     2.50    $     2.30      $    2.20      $    2.20    $     2.20
                                         ==========    ==========      =========      =========    ==========
    Preference Unit arrearages......     $     -       $     -         $    -         $    -       $     1.20
                                         ==========    ==========      =========      =========    ==========

BALANCE SHEET DATA (AT PERIOD END):

Property and equipment, net.........     $ 247,132     $  249,733      $ 246,471     $  145,646    $  133,436
Total assets........................       269,032        274,765        267,787        163,105       162,407
Long-term debt......................       132,118        139,453        136,489         43,265        41,814
Partners' capital...................       104,196        103,340        100,748         99,754       100,598

(a) Includes the operations of the West Pipeline since its acquisition in February 1995 and the operations of Steuart since its acquisition in December 1995.
(b)      Includes the operations of ST since its acquisition on March 2, 1993.
(c) Subsequent to the acquisition of ST in March 1993, certain operations are conducted in taxable entities. (d) Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to any class of units that did not receive the same amount of cash distributions per unit (if any). If the same cash distributions per unit are declared for all classes of units, income or loss is allocated pro rata based on the aggregate amount of distributions declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and notes thereto and the summary historical financial and operating data included elsewhere in this report.

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

         The Partnership's pipeline business consists primarily of the transportation through the East Pipeline and the West Pipeline, as common carriers, of refined petroleum products. The East Pipeline was constructed by KPL commencing in the 1950s. The Partnership acquired the West Pipeline in February 1995 from Wyco Pipe Line Company, a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition was financed by the issuance of $27 million of first mortgage notes to a group of insurance companies due February 24, 2002, which bear interest at the rate of 8.37% per annum. The East Pipeline and the West Pipeline are collectively referred to as the "Pipelines." The Pipelines primarily transport gasoline, diesel oil, fuel oil and propane. The products are transported from refineries connected to the Pipeline, directly or through other pipelines, to agricultural users, railroads and wholesale customers in the states in which the Pipelines are located and in portions of other states. Substantially all of the Pipelines' operations constitute common carrier operations that are subject to Federal or state tariff regulations. The Partnership has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products.

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

         The Partnership is the third largest independent liquids terminaling company in the United States. With the acquisition of Steuart, ST operates 31 facilities in 16 states and the District of Columbia with an aggregate tankage capacity of approximately 17.2 million barrels.

PIPELINE OPERATIONS

                                             Year Ended December 31,
                                 -----------------------------------------------
                                    1997              1996                1995
                                 ---------          --------           ---------
                                                  (in millions)
Revenues.......................   $61,320           $63,441              $60,192
Operating costs................    21,696            23,692               22,564
Depreciation and amortization..     4,885             4,817                4,843
General and administrative.....     2,912             2,711                3,038
                                  -------           -------              -------
Operating income...............   $31,827           $32,221              $29,747
                                  =======           =======              =======

         Pipelines revenues are based on volumes shipped and the distances over which such volumes are transported. Revenues decreased $2.1 million in 1997 primarily as a result of adverse effects on product demand caused by abnormal weather patterns in the Midwest and shifts in the distribution of product supplies in the Rocky Mountain area. The increase in revenues of $3.2 million in 1996 is primarily due to the acquisition of the West Pipeline in February 1995. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 16.1 billion in 1997 compared to 16.7 billion in 1996.

         Operating costs which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, decreased $2.0 million in 1997 and increased $1.1 million in 1996. The changes in both years were primarily in materials and supplies, including additives, that are volume related and in outside services. General and administrative costs include managerial, accounting and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs. Legal and professional and other non-operating costs were abnormally low in 1996.

TERMINALING OPERATIONS

                                               Year Ended December 31,
                                   ---------------------------------------------
                                       1997              1996            1995
                                   ----------         ----------      ----------
                                                     (in millions)
Revenues.......................    $59,836             $54,113          $36,736
Operating costs ...............     28,487              26,233           18,053
Depreciation and amortization .      6,826               6,164            3,418
General and administrative ....      2,881               2,548            2,434
                                   -------             -------          -------
Operating income...............    $21,642             $19,168          $12,831
                                   =======             =======          =======

         Revenues increased 11% in 1997 due to terminal acquisitions and increased utilization of existing terminals. The revenue increase of 47% in 1996 was primarily as a result of the acquisition of the former Steuart Petroleum terminals by the Partnership in December 1995. Average annual tankage utilized increased .5 million barrels in 1997 to 12.4 million barrels, compared to 11.9 million barrels in 1996. Average annual revenues per barrel of tankage utilized was $4.83 per barrel in 1997, compared to $4.55 per barrel in 1996. The average revenue per barrel in 1995 was $5.46 per barrel, which was higher than 1996 due to the large proportionate volumes of petroleum products being stored at the former Steuart terminals in 1996 with lower rates per barrel than specialty chemicals with higher rates per barrel that are stored at other terminals.

         Total tankage capacity (17.2 million barrels at December 31, 1997) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service in addition to pricing when selecting terminal storage. Operating costs increased $2.3 million and $8.2 million and depreciation and amortization increased $ .7 million and $2.7 million in 1997 and 1996, respectively, primarily as a result of terminal acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The ratio of current assets to current liabilities was 0.9 to 1 at December 31, 1997 and 1.0 to 1 at December 31, 1996. Cash provided by operating activities was $54.8 million, $49.2 million and $44.5 million for the years 1997, 1996 and 1995, respectively. The increase in cash provided by operations in 1997 resulted primarily from overall improvements in revenues and operating income in the terminaling operations. The increase in 1996 was primarily a result of the acquisition of the Steuart terminaling assets.

         Capital expenditures, excluding expansion capital expenditures, were $10.6 million, $7.1 million and $8.9 million for 1997, 1996 and 1995, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, material. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverages. Capital expenditures of the Partnership during 1998 are expected to be approximately $7 million to $10 million.

         The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $2.50 per unit were declared to Senior Preference Unitholders and Preference Unitholders in 1997, $2.30 per unit was declared in 1996 and $2.20 per unit was declared in 1995. During 1997, 1996 and 1995, the Partnership declared distributions of $7.9 million ($2.50 per unit); $7.3 million ($2.30 per unit); and $6.3 million ($2.00 per unit), respectively, to the holders of Common Units.

         Most of the software systems used by the Partnership are licensed from third party vendors and are Year 2000 compliant or will be upgraded to Year 2000 compliant releases over the next year. The Partnership does not anticipate that the incremental costs to become fully Year 2000 compliant will be material.

         The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership borrowings.

         The Partnership has a Credit Agreement with two banks that currently provides a $25 million revolving credit facility for working capital and other partnership purposes. Borrowings under the Credit Agreement bear interest at variable rates and are due and payable in January 2001. The Credit Agreement has a commitment fee of 0.15% per annum of the unused credit facility. No amounts were drawn under this credit facility at December 31, 1997 and $5 million that was outstanding at December 31, 1996 was repaid during 1997.

         The Partnership acquired the West Pipeline in February 1995 from Wyco Pipe Line Company, a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million. The acquisition was financed by the issuance of $27 million of notes due February 24, 2002, which bear interest at the rate of 8.37% per annum (the "Notes"). The Notes and credit facility are secured by a mortgage on the East Pipeline.

         The acquisition of the Steuart terminaling assets was initially financed by a $68 million bank bridge loan. The Partnership refinanced this bridge loan in June 1996 with a series of first mortgage notes (the "Steuart Notes") bearing interest at rates ranging from 7.08% to 7.98% and maturing in varying amounts in June 2001, 2003, 2006 and 2016. The Steuart Notes are secured, pari passu with the Notes and credit facility, by a mortgage on the East Pipeline.

         In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the
U. S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff also supported the disallowance of income taxes. The FERC recently decided the case on the same basis as the Lakehead case. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay the Minimum Quarterly Distribution to the holders of the Senior Preference Units ("SPU"s) and Preference Units ("PU"s) would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

ALLOCATION OF NET INCOME AND EARNINGS

         Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to any class of units that did not receive the same amount of cash distributions per unit (if any). If the same cash distributions per unit are declared for all classes of units, income or loss is allocated pro rata on the aggregate amount of distributions declared.

         In 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions. Earnings per SPU and PU shown on the consolidated statements of income are calculated by dividing the amount of net income, allocated on the above basis with incentives calculated on distributions declared to the SPUs and PUs, by the weighted average number of SPUs and PUs outstanding, respectively. If the allocation of income had been made as if all income had been distributed in cash, earnings per SPU and PU would have been $2.53 for the year ended December 31, 1997.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The provisions of SFAS 130 must be adopted in fiscal year 1998. The Partnership expects to comply with the provisions of SFAS 130 in the Consolidated Statements of Partners' Capital, when adopted.

         Also, in June 1997, the FASB issued SFAS 131, "Disclosure About Segments of an Enterprise and Other Information," which requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The provisions of SFAS 131 must be adopted in fiscal year 1998. The Partnership is evaluating the impact of adopting SFAS 131 on the method it currently uses to report segment information.

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

All officers serve at the discretion of the Board of Directors of the Company.

                                                 YEARS OF            UNITS BENEFICIALLY OWNED AT MARCH 16, 1998(m)
                                                 SERVICE   -------------------------------------------------------------
                              POSITION WITH      WITH THE     SENIOR      % OF   PREFERENCE    % OF     COMMON     % OF
NAME                  AGE      THE COMPANY       COMPANY     PREFERENCE   CLASS      UNITS     CLASS     UNITS     CLASS
-------------------- ------- ----------------- ----------- ------------ ------- ------------ ------- ----------- -------
Edward D. Doherty      62    Chairman of           8 (a)      8,326       *         1,300      *        75,000   2.4%
                               the Board and
                               Chief
                               Executive
                               Officer

Leon E. Hutchens       63    President            38 (b)        500       *           -0-      *           -0-    *
Ronald D. Scoggins     43    Senior Vice           1 (c)        -0-       *           454      *           -0-    *
                               President
Howard C. Wadsworth    53    Vice President        4 (d)        -0-       *           -0-      *           -0-    *
                               Treasurer and
                               Secretary
Jimmy L. Harrison      44    Controller            6 (e)        -0-       *           -0-      *           -0-    *
John R. Barnes         53    Directr              11 (f)     76,600      1%        60,500     1%         79,000  2.5%
Charles R. Cox         55    Director              3 (g)        500       *           -0-      *           -0-    *
Sangwoo Ahn            59    Director              9 (h)     33,000       *           -0-      *           -0-    *
Frank M. Burke, Jr.    58    Director              1 (i)        -0-       *           -0-      *           -0-    *
James R. Whatley       71    Director              9 (j)     22,400       *           -0-      *           -0-    *
Hans Kessler           48    Director              1 (k)        -0-       *           -0-      *           -0-    *
Murray A. Biles        67    Director             44 (l)        500       *           -0-      *           -0-    *
All Officers and Directors as a group (12 persons)          141,826      2.0%      62,254     1.1%      154,000  4.9%

*Less than one percent

(a) Mr. Doherty, Chairman of the Board of the Company since September 1989, is also Senior Vice President of Kaneb.
(b) Mr. Hutchens assumed his current position in January 1994, having been with KPL since January 1960. Mr. Hutchens had been Vice President since January 1981. Mr. Hutchens was Manager of Product Movement from July 1976 to January 1981.
(c) Mr. Scoggins became an executive officer of the Company in August 1997, prior to which he served in senior level positions for the Company for more than 10 years.
(d) Mr. Wadsworth also serves as Vice President, Treasurer and Secretary for Kaneb. Mr. Wadsworth joined Kaneb in October 1990.
(e) Mr. Harrison assumed his present position in November 1992, prior to which he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.
(f) Mr. Barnes, a director of the Company, is also Chairman of the Board, President and Chief Executive Officer of Kaneb.
(g) Mr. Cox, a director of the Company since September 1995, is also a director of Kaneb. Mr. Cox has been a private business consultant since retiring in January 1998 from Fluor Daniel, Inc., an international services company, where he served in senior executive level positions during a 27 year career with that organization.
(h) Mr. Ahn, a director of the Company since July 1989, is also a director of Kaneb. Mr. Ahn has been a general partner of Morgan Lewis Githens & Ahn, an investment banking firm, since 1982 and currently serves as a director of Gradall Industries, Inc., ITI Technologies, Inc., PAR Technology Corporation, Quaker Fabric Corporation, and Stuart Entertainment, Inc.
(i) Mr. Burke, elected as a director of the Company in January 1997, is also a director of Kaneb. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. He was previously associated with Peat, Marwick, Mitchell & Co. (now KPMG Peat Marwick,
         LLP), an international firm of certified public accountants, for twenty-four years.
(j) Mr. Whatley, a director of the Company since July 1989, is also a director of Kaneb and served as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989.
(k) Mr. Kessler was elected to the Board on February 19, 1998 to fill a vacancy. Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd., the largest contractor in the world for the design, manufacturing and installation of fire detection, suppression and sprinkler systems and manufacturer and distributor of flow control products in North America, Europe and Asia-Pacific from 1990 to 1992. He was Managing Director and Executive Vice President of a division of ABB Asea Brown Boveri Ltd., a Zurich, Switzerland based company involved in power generation, power transmission and distribution, and industrial and building systems around the world prior to 1990.
(l) Mr. Biles joined the Company in November 1953 and served as President from January 1985 until his retirement at the close of 1993.
(m) Units of the Partnership listed are those beneficially owned by the person indicated, his spouse or children living at home and do not include Units in which the person has disclaimed any beneficial interest.


AUDIT COMMITTEE

         Messrs. Sangwoo Ahn and Frank M. Burke, Jr. serve as the members of the Audit Committee of the Company. Such Committee will, on an annual basis, or more frequently as such Committee may determine to be appropriate, review policies and practices of the Company and the Partnership and deal with various matters as to which conflicts of interest may arise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 1997, none of the Company's officers or employees participated in the deliberations of the Company's Board of Directors concerning executive officer compensation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE STATEMENT

         Section 16(a) of the Securities and Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's officers and directors, among others, to file reports of ownership and changes of ownership in the Partnership's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required by related regulations to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by it, the Company believes that, since January 1, 1997, its officers and directors have complied with all applicable filing requirements with respect to the Partnership's equity securities.

ITEM 11.   EXECUTIVE COMPENSATION

         The Partnership has no executive officers, but is obligated to reimburse the Company for compensation paid to the Company's executive officers in connection with their operation of the Partnership's business.

         The following table sets forth information with respect to the aggregate compensation paid or accrued by the Company during the fiscal years 1997, 1996 and 1995, to the Chief Executive Officer and each of the other most highly compensated executive officers of the Company.

                                              SUMMARY COMPENSATION TABLE

              Name and Principal                          Annual Compensation                  All Other
                Position               Year         Salary               Bonus(a)          Compensation(b)
           ------------------------  --------   --------------       ---------------       ---------------

           Edward D. Doherty(c)        1997      $  208,350           $    18,420(f)            $  6,541
             Chairman of the           1996         200,333(d)             93,040                  6,832
             Board and Chief           1995         190,833               133,100                  6,096
             Executive Officer

           Leon E. Hutchens            1997         180,617                  -0-                   7,338
             President                 1996         173,700                15,000                  7,051
                                       1995         164,644                30,000                  7,278

           Ronald D. Scoggins(c)       1997         139,899(e)              9,210(g)               5,003
             Senior Vice President

           Jimmy L. Harrison           1997         110,532                  -0-                   2,854
             Controller                1996         105,532                 4,000                  3,775
                                       1995         100,670                 8,500                  5,450

(a)      Amounts earned in year shown and paid the following year.
(b) Represents the Company's contributions to Kaneb's Savings Investment Plan (a 401(k) plan) and the imputed value of Company-paid group term life insurance.
(c) The Compensation for these individuals is paid by Kaneb, which is reimbursed for all or substantially all of such compensation by the Company.
(d)      Includes deferred compensation of $14,901.
(e) Includes $13,608 paid in the form of 454 Partnership Preference Units and 1,566 shares of Kaneb Services, Inc. common stock.
(f)      Includes  deferred  compensation  of  $18,420.
(g)      Includes  deferred  compensation of $9,210.

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

Director's Fees

         During 1997, each member of the Company's Board of Directors who was not also an employee of the Company or Kaneb was paid an annual retainer of $10,000 in lieu of all attendance fees.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At March 16, 1998, the Company owned a combined 2% General Partner interest in the Partnership and the Operating Partnership and, together with its affiliates, owned Preference Units and Common Units representing an aggregate limited partner interest of approximately 31%.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is entitled to certain reimbursements under the Partnership Agreement. For additional information regarding the nature and amount of such reimbursements, see Note 7 to the Partnership's consolidated financial statements.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) (1)FINANCIAL STATEMENTS

         Set forth below is a list of financial statements appearing in this report.

         Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
                                                                           Page
           Consolidated Statements of Income
               - Three Years Ended December 31, 1997...................    F - 1
           Consolidated Balance Sheets - December 31, 1997 and 1996....    F - 2
           Consolidated Statements of Cash Flows
               - Three Years Ended December 31, 1997...................    F - 3
           Consolidated Statements of Partners' Capital
              Three Years ended December 31, 1997......................    F - 4
         Notes to Consolidated Financial Statements....................    F - 5
         Report of Independent Accountants.............................    F -13

    (A) (2)FINANCIAL STATEMENT SCHEDULES

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (A) (3)LIST OF EXHIBITS

3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, filed as Appendix A to the Registrant's Prospectus, dated September 25, 1989, in connection with the Registrant's Registration Statement on Form S-1 (S.E.C. File No. 33-30330) which exhibit is hereby incorporated by reference.

10.1 ST Agreement and Plan of Merger date December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 of the exhibits to Registrant's Current Report on Form 8-K, dated March 16, 1993, which exhibit is hereby incorporated by reference.

10.2 Restated Credit Agreement between Kaneb Operating Partnership, L.P. ("KPOP"), Texas Commerce Bank, N.A., ("TCB"), and certain other Lenders, dated December 22, 1994 (the "TCB Loan Agreement"), filed as
         Exhibit 10.13 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, which exhibit is hereby incorporated by reference.

10.3 Amendment to the TCB Loan Agreement, dated January 30, 1998, filed herewith.

10.4 Pledge and Security Agreement between Kaneb Pipe Line Company ("KPL") and TCB, dated October 11, 1993, filed as Exhibit 10.3 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.5 Note Purchase Agreement, dated December 22, 1994, filed as Exhibit 10.2 of the exhibits to Registrant's Current Report on Form 8-K, dated March 13, 1995 (the "March 1995 Form 8-K"), which exhibit is hereby incorporated by reference.

10.6 Note Purchase Agreements, dated June 27, 1996, filed as Exhibit 10.5 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.7 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and KPOP, dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Registrant's March 1995 Form 8-K, which exhibit is hereby incorporated by reference.

10.8 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and KPOP, as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and
         10.4 of the exhibits to Registrant's Current Report on Form 8-K dated January 3, 1996, which exhibits are hereby incorporated by reference.

21       List of Subsidiaries, filed herewith.
27       Financial Data Schedule, filed herewith.

    (B) REPORTS ON FORM 8-K - NONE.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                            -----------------------------------------------
                                                                 1997             1996             1995
                                                            -------------    -------------    -------------
Revenues ................................................   $ 121,156,000    $ 117,554,000    $  96,928,000
                                                            -------------    -------------    -------------
Costs and expenses:
   Operating costs ......................................      50,183,000       49,925,000       40,617,000
   Depreciation and amortization ........................      11,711,000       10,981,000        8,261,000
   General and administrative ...........................       5,793,000        5,259,000        5,472,000
                                                            -------------    -------------    -------------
      Total costs and expenses ..........................      67,687,000       66,165,000       54,350,000
                                                            -------------    -------------    -------------
Operating income ........................................      53,469,000       51,389,000       42,578,000
Interest and other income ...............................         562,000          776,000          894,000
Interest expense ........................................     (11,332,000)     (11,033,000)      (6,437,000)
                                                            -------------    -------------    -------------
Income before minority
   interest and income taxes ............................      42,699,000       41,132,000       37,035,000
Minority interest in net income .........................        (420,000)        (403,000)        (360,000)
Income tax provision ....................................        (718,000)        (822,000)        (627,000)
                                                            -------------    -------------    -------------

Net income ..............................................      41,561,000       39,907,000       36,048,000

General partner's interest
   in net income ........................................        (560,000)        (403,000)        (360,000)
                                                            -------------    -------------    -------------
Limited partners' interest
   in net income ........................................   $  41,001,000    $  39,504,000    $  35,688,000
                                                            =============    =============    =============
Allocation of net income per
   Senior Preference Unit and
   Preference Unit as described in Note 2 ...............   $        2.55    $        2.46    $        2.20
                                                            =============    =============    =============

Weighted average number of Partnership units outstanding:
   Senior Preference Units ..............................       7,250,000        7,250,000        7,250,000
   Preference Units .....................................       5,650,000        4,650,000        5,400,000

                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                -----------------------------------
                                                                                    1997                  1996
                                                                                -------------        --------------
                                                      ASSETS
Current assets:
   Cash and cash equivalents...............................................     $   6,376,000        $    8,196,000
   Accounts receivable.....................................................        11,503,000            11,540,000
   Current portion of receivable from general partner......................              -                  975,000
   Prepaid expenses........................................................         4,021,000             4,321,000
                                                                                -------------        --------------
      Total current assets.................................................        21,900,000            25,032,000
                                                                                -------------        --------------

Property and equipment.....................................................       345,802,000           337,202,000
Less accumulated depreciation..............................................        98,670,000            87,469,000
                                                                                -------------        --------------
      Net property and equipment...........................................       247,132,000           249,733,000
                                                                                -------------        --------------
                                                                                $ 269,032,000        $  274,765,000
                                                                                =============        ==============

                                         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt.......................................     $   2,335,000        $    2,036,000
   Accounts payable........................................................         2,400,000             2,764,000
   Accrued expenses........................................................         3,297,000             4,355,000
   Accrued distributions payable...........................................        10,725,000             9,833,000
   Accrued taxes, other than income taxes..................................         1,957,000             1,763,000
   Deferred terminaling fees...............................................         2,892,000             2,874,000
   Payable to general partner..............................................         1,143,000               711,000
                                                                                -------------        --------------
      Total current liabilities............................................        24,749,000            24,336,000
                                                                                -------------        --------------
Long-term debt, less current portion.......................................       132,118,000           139,453,000

Other liabilities and deferred taxes.......................................         6,935,000             6,612,000

Minority interest..........................................................         1,034,000             1,024,000

Commitments and Contingencies

Partners' capital:
   Senior preference unitholders...........................................        48,830,000            48,446,000
   Preference unitholders..................................................        46,449,000            37,982,000
   Preference B unitholders................................................            -                  8,168,000
   Common unitholders......................................................         7,888,000             7,720,000
   General partner.........................................................         1,029,000             1,024,000
                                                                                -------------        --------------
      Total partners' capital..............................................       104,196,000           103,340,000
                                                                                -------------        --------------
                                                                                $ 269,032,000        $  274,765,000
                                                                                =============        ==============


                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              1997                  1996                  1995
                                                          -------------         -------------         -------------
Operating activities:
   Net income ........................................    $  41,561,000         $  39,907,000         $  36,048,000
   Adjustments to reconcile net income to net
     cash  provided  by  operating activities:
      Depreciation and amortization...................       11,711,000            10,981,000             8,261,000
      Minority interest in net income.................          420,000               403,000               360,000
      Deferred income taxes...........................          651,000               601,000               624,000
      Changes in working capital components:
        Accounts receivable...........................           37,000            (1,330,000)           (4,605,000)
        Prepaid expenses..............................          300,000            (3,067,000)              670,000
        Accounts payable and accrued expenses.........         (336,000)            1,697,000             1,943,000
        Deferred terminaling fees.....................           18,000               240,000               993,000
        Payable to general partner....................          432,000              (252,000)              177,000
                                                          -------------         --------------       --------------
           Net cash provided by operating activities..       54,794,000            49,180,000            44,471,000
                                                          -------------         -------------        --------------

Investing activities:
   Capital expenditures...............................      (10,641,000)           (7,075,000)           (8,946,000)
   Acquisitions of pipelines and terminals............          -                  (8,507,000)          (97,850,000)
   Other..............................................          313,000              (630,000)            2,429,000
                                                          -------------         -------------        --------------
           Net cash used in investing activities......      (10,328,000)          (16,212,000)         (104,367,000)
                                                          -------------         -------------        --------------

Financing activities:
   Changes in receivable from general partner.........          975,000             2,570,000             2,240,000
   Issuance of long-term debt.........................          -                  73,000,000            96,500,000
   Payments of long-term debt.........................       (7,036,000)          (69,777,000)           (3,047,000)
   Distributions:
      Senior preference unitholders...................      (17,763,000)          (16,313,000)          (15,950,000)
      Preference unitholders..........................      (13,842,000)          (12,712,000)          (12,430,000)
      Common unitholders..............................       (7,742,000)           (7,110,000)           (4,582,000)
      General partner and minority interest...........         (878,000)             (737,000)             (673,000)
                                                          -------------         -------------         -------------
           Net cash provided by (used in) financing
              activities..............................      (46,286,000)          (31,079,000)           62,058,000
                                                          -------------         -------------        --------------
Increase (decrease) in cash and cash equivalents......       (1,820,000)            1,889,000             2,162,000
Cash and cash equivalents at beginning of period......        8,196,000             6,307,000             4,145,000
                                                          -------------         -------------        --------------
Cash and cash equivalents at end of period............    $   6,376,000         $   8,196,000        $    6,307,000
                                                          =============         =============        ==============
Supplemental information - Cash paid for interest.....    $  11,346,000         $  10,368,000        $    5,479,000
                                                          =============         =============        ==============

                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                               SENIOR
                              PREFERENCE         PREFERENCE       PREFERENCE B        COMMON             GENERAL
                             UNITHOLDERS        UNITHOLDERS       UNITHOLDERS       UNITHOLDERS          PARTNER            TOTAL
                           -------------       --------------     ------------      ------------       ----------     --------------
Partners' capital at
  January 1, 1995..........$  47,288,000       $  45,247,000      $     -           $  6,227,000       $   992,000    $  99,754,000

Unit Conversion............      -                (8,008,000)       8,008,000               -                 -             -

1995 income allocation.....   15,950,000          11,880,000          550,000          7,308,000           360,000       36,048,000

Distributions declared.....  (15,950,000)        (11,880,000)        (550,000)        (6,320,000)         (354,000)     (35,054,000)
                           -------------       -------------      -----------       ------------       -----------    -------------

Partners' capital at
  December 31, 1995........   47,288,000          37,239,000        8,008,000          7,215,000           998,000      100,748,000

1996 income allocation.....   17,833,000          11,438,000        2,460,000          7,773,000           403,000       39,907,000

Distributions declared.....  (16,675,000)        (10,695,000)      (2,300,000)        (7,268,000)         (377,000)     (37,315,000)
                           -------------       -------------      -----------       ------------       -----------    -------------

Partners' capital at
  December 31, 1996........   48,446,000          37,982,000        8,168,000          7,720,000         1,024,000      103,340,000

1997 income allocation.....   18,509,000          12,587,000        1,837,000          8,068,000           560,000       41,561,000

Distributions declared.....  (18,125,000)        (12,275,000)      (1,850,000)        (7,900,000)         (555,000)     (40,705,000)

Unit Conversion............         -              8,155,000       (8,155,000)              -                -                 -
                           -------------       -------------      ------------      ------------       -----------     ------------

Partners' capital at
  December 31, 1997........$  48,830,000       $  46,449,000      $     -           $  7,888,000       $ 1,029,000    $ 104,196,000
                           =============       =============      ============      ============       ===========    =============


Limited Partnership
  Units outstanding at
  January 1, 1995..........    7,250,000           5,650,000             -             3,160,000               (a)       16,060,000

Unit Conversion in 1995....      -                (1,000,000)       1,000,000               -                 -               -
                           -------------       --------------     -----------        -----------       --------------   -----------

Limited Partnership
  Units outstanding at
  December 31, 1995
  and 1996.................    7,250,000           4,650,000        1,000,000          3,160,000               (a)       16,060,000

Unit Conversion in 1997....      -                 1,000,000       (1,000,000)              -                 -               -
                           -------------       -------------      ------------       -----------       --------------  ------------

Limited Partnership
  Units outstanding at
  December 31, 1997........    7,250,000(b)        5,650,000             -             3,160,000               (a)       16,060,000
                           ================    =============      ============       ===========       ==============   ===========

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

               In September 1995, a subsidiary of the Company sold 3.5 million of the Preference Units ("PU") it held in a public offering and exchanged
      1.0 million of its PU's for 1.0 million Preference B Units, which were subordinate to the PU's until September 30, 1997. Effective October 1, 1997, the 1.0 million Preference B Units were exchanged for an equal number of PUs. At December 31, 1997, the Company, together with its affiliates, owns an approximate 31% interest as a limited partner in the form of PU's and Common Units ("CU"), and as a general partner owns a combined 2% interest. The Senior Preference Units ("SPU") represent an approximate 44% interest in the Partnership and the 3.5 million publicly held PU's represent an approximate 21% interest.

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

      PROPERTY AND EQUIPMENT

               Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets, as disclosed in Note 4. The rates used for pipeline and storage facilities of KPOP are the same as those which have been promulgated by the Federal Energy Regulatory Commission.

      REVENUE AND INCOME RECOGNITION

               KPOP  provides  pipeline   transportation  of  refined  petroleum
      products and liquified petroleum gases. Revenue is recognized upon receipt of the products into the pipeline system.

               ST provides terminaling and other ancillary services. Storage fees are billed one month in advance and are reported as deferred income. Revenue is recognized in the month services are provided.

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

      INCOME TAX CONSIDERATIONS

      Income before income tax expense is made up of the following components:

                                           Year Ended December 31,
                                   ---------------------------------------
                                       1997          1996          1995
                                   -----------   -----------   -----------
     Partnership operations.....   $40,317,000   $37,950,000   $35,269,000
     Corporate operations.......     1,962,000     2,779,000     1,406,000
                                   -----------   -----------   -----------
                                   $42,279,000   $40,729,000   $36,675,000
                                   ===========   ===========   ===========

               Partnership operations are not subject to Federal or state income taxes. However, certain operations of ST are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 1997, 1996 and 1995 consists of deferred U.S. Federal income taxes of $.7 million, $.6 million and $.6 million, respectively, and current Federal income taxes of $.2 million in 1996. The net deferred tax liability of $3.1 million and $2.3 million at December 31, 1997 and 1996, respectively, consists of deferred tax liabilities of $8.2 million and $7.4 million, respectively, and deferred tax assets of $5.2 million and $5.1 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating losses. The corporate operations have net operating losses for tax purposes totaling approximately $13.8 million which expire in years 2008 through 2012.

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


      ALLOCATION OF NET INCOME AND EARNINGS

               Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to any class of units that did not receive the same amount of cash distributions per unit (if any). If the same cash distributions per unit are declared for all classes of units, income or loss is allocated pro rata based on the aggregate amount of distributions declared.

               In 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to certain incentive distributions at different levels of cash distributions. Earnings per SPU and PU shown on the consolidated statements of income are calculated by dividing the amount of net income, allocated on the above basis with incentives calculated on distributions declared to the SPU's and PU's, by the weighted average number of SPU's and PU's outstanding, respectively. If the allocation of income had been made as if all income had been distributed in cash, earnings per SPU and PU would have been $2.53 for the year ended December 31, 1997.

      CASH DISTRIBUTIONS

               The  Partnership  makes  quarterly  distributions  of 100% of its
      Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of Available Cash for each quarter of not less than $.55 per Unit (the "Minimum Quarterly Distribution"), or $2.20 per Unit on an annualized basis, for the foreseeable future, although no assurance is given regarding such distributions. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to holders of record on the applicable record date. Distributions of $2.50, $2.30 and $2.20 per unit were declared to Senior Preference and Preference Unitholders in 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, the Partnership declared distributions of $2.50, $2.30 and $1.45, respectively, per unit to the Common Unitholders. As of December 31, 1997, no arrearages existed on any class of partnership interest.

               Distributions by the Partnership of its Available Cash are made 99% to Unitholders and 1% to the Company, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to the Unitholders are achieved. The distribution of Available Cash for each quarter during the Preference Period, as defined, is subject to the preferential rights of the holders of the SPU's to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of PU's or CU's for such quarter. In addition, for each quarter within the Preference Period, the distribution of any amounts to holders of CU's was subject to the preferential rights of the holders of the Preference B Units, to the extent outstanding, if any, to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters. The CU's are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period will continue indefinitely until the Minimum Distribution has been paid to the holders of the SPU's, the PU's, the Preference B Units, to the extent outstanding, and the CU's for twelve consecutive quarters. The Minimum Quarterly Distribution has been paid to all classes of Unitholders for all four quarters in 1997 and 1996 and for the quarters ended September 30 and December 31, 1995. Prior to the end of the Preference Period, up to 2,650,000 of the PU's may be converted into SPU's on a one-for-one basis if the Third Target Distribution, as defined, is paid to all Unitholders for four full consecutive quarters. The Third Target distribution is reached when distributions of Available Cash equals $2.80 per Limited Partner ("LP") Unit on an annualized basis. After the Preference Period ends, all differences and distinctions between the classes of units for the purposes of cash distributions will cease. It is anticipated that the Preference Period will end upon the payment of the twelfth consecutive quarterly distribution on August 14, 1998.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      CHANGE IN PRESENTATION

               Certain financial statement items have been reclassified to conform with 1997 presentation.

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

               In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was initially financed by the issuance of a $68 million bank bridge loan which was refinanced during 1996 for $68 million of first mortgage notes. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. No amount was payable under the earn-out provision in 1997 or 1996. The contracts also included a provision for the continuation of all terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

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


4.    PROPERTY AND EQUIPMENT

      The cost of property and equipment is summarized as follows:

                                             Estimated
                                              Useful             December 31,
                                               Life    ------------------------------
                                             (Years)        1997            1996
                                            ---------  -------------   --------------
      Land ...............................      --     $  18,663,000    $  18,514,000
      Buildings ..........................        35       6,728,000        6,493,000
      Furniture and fixtures .............        16       2,509,000        2,281,000
      Transportation equipment ...........         6       3,687,000        3,452,000
      Machinery and equipment ............   20 - 40      28,507,000       28,113,000
      Pipeline and terminaling equipment..   20 - 40     259,467,000      252,319,000
      Pipeline equipment under
        capitalized lease ................   20 - 40      22,513,000       22,270,000
      Construction work-in-progress ......      --         3,728,000        3,760,000
                                                       -------------    -------------
      Total property and equipment .......               345,802,000      337,202,000
      Accumulated depreciation ...........               (98,670,000)     (87,469,000)
                                                       -------------    -------------
      Net property and equipment .........             $ 247,132,000    $ 249,733,000
                                                       =============    =============

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    LONG-TERM DEBT

      Long term debt is summarized as follows:

                                                                    December 31,
                                                          -----------------------------
                                                               1997            1996
                                                          -------------   -------------
      First mortgage notes due 2001 and 2002 ...........  $  60,000,000   $  60,000,000
      First mortgage notes due 2001 through 2016 .......     68,000,000      68,000,000
      Obligation under capital lease ...................      6,453,000       8,489,000
      Revolving credit facility ........................          --          5,000,000
                                                          -------------   -------------
      Total long-term debt .............................    134,453,000     141,489,000
      Less current portion .............................      2,335,000       2,036,000
                                                          -------------   -------------
      Long-term debt, less current portion .............  $ 132,118,000   $ 139,453,000
                                                          =============   =============

               In 1994, a wholly-owned subsidiary of the Partnership issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. Also in 1994, another wholly-owned subsidiary entered into a Restated Credit Agreement with a group of banks that, as subsequently amended, provides a $25 million revolving credit facility through January 31, 2001. The credit facility bears interest at variable interest rates and has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1997, no amounts were drawn under the credit facility. In 1995, the Partnership financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and the credit facility are secured by a mortgage on the East Pipeline and contain certain financial and operational covenants.

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

6.     COMMITMENTS AND CONTINGENCIES

               The following is a schedule by years of future minimum lease payments under capital and operating leases together with the present value of net minimum lease payments for capital leases as of December 31, 1997:

                                                       Capital     Operating
      Year ending December 31:                        Lease (a)      Leases
      -----------------------                        ----------    ----------
        1998 .....................................   $3,080,000    $1,578,000
        1999 .....................................    4,118,000     1,017,000
        2000 .....................................         --         940,000
        2001 .....................................         --         824,000
        2002 .....................................         --         785,000
        Thereafter ...............................         --       2,576,000
                                                     ----------    ----------
      Total minimum lease payments ................   7,198,000    $7,720,000
                                                                   ==========
      Less amount representing interest ...........     745,000
                                                     ----------
      Present value of net minimum lease payments..  $6,453,000
                                                     ==========

      (a) The capital lease is secured by certain pipeline equipment and the Partnership has accrued its obligation to purchase this equipment for approximately $4.1 million at the termination of the lease.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  Total rent expense under operating leases amounted to $1.3 million, $1.2 million and $.9 million for each of the years ended December 31, 1997, 1996 and 1995, respectively.

                  The operations of the Partnership are subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded a reserve in other liabilities for environmental claims in the amount of $3.1 million at December 31, 1997, including $2.2 million relating to the acquisitions of the West Pipeline and Steuart.

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

                  The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


7.      RELATED PARTY TRANSACTIONS

                  The Partnership has no employees and is managed and controlled by the Company. The Company and Kaneb are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $10.8 million, $10.5 million and $9.5 million for the years ended December 31, 1997, 1996 and 1995, respectively, include compensation and benefits paid to officers and employees of the Company and Kaneb, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $9.0 million, $8.4 million and $7.7 million of compensation and benefits, paid to officers and employees of the Company for the periods ended December 31, 1997, 1996 and 1995, respectively, which represent the actual amounts paid by the Company or Kaneb. In addition, the Partnership paid $.2 million during each of these respective periods for an allocable portion of the Company's overhead expenses. At December 31, 1997 and 1996, the Partnership owed the Company $1.1 million and $.7 million, respectively, for these expenses which are due under normal invoice terms.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.    BUSINESS SEGMENT DATA

      Selected financial data pertaining to the operations of the Partnership's business segments is as follows:

                                                                                 Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       1997                1996              1995
                                                                ----------------    ---------------     --------------
     Revenues:
       Pipeline operations....................................  $     61,320,000    $    63,441,000     $   60,192,000
       Terminaling operations.................................        59,836,000         54,113,000         36,736,000
                                                                ----------------    ---------------     --------------
                                                                $    121,156,000    $   117,554,000     $   96,928,000
                                                                ================    ===============     ==============
     Operating Income:
       Pipeline operations....................................  $     31,827,000    $    32,221,000     $   29,747,000
       Terminaling operations.................................        21,642,000         19,168,000         12,831,000
                                                                ----------------    ---------------     --------------
                                                                $     53,469,000    $    51,389,000     $   42,578,000
                                                                ================    ===============     ==============
     Depreciation and Amortization:
       Pipeline operations....................................  $      4,885,000    $     4,817,000     $    4,843,000
       Terminaling operations.................................         6,826,000          6,164,000          3,418,000
                                                                ----------------    ---------------     --------------
                                                                $     11,711,000    $    10,981,000     $    8,261,000
                                                                ================    ===============     ==============

     Capital Expenditures (including capitalized leases
       and excluding acquisitions):
       Pipeline operations....................................  $      4,496,000    $     3,446,000     $    3,381,000
       Terminaling operations.................................         6,145,000          3,629,000          5,565,000
                                                                ----------------    ---------------     --------------
                                                                $     10,641,000    $     7,075,000     $    8,946,000
                                                                ================    ===============     ==============
     Identifiable Assets:
       Pipeline operations....................................  $     97,666,000    $   102,391,000     $  105,464,000
       Terminaling operations.................................       171,366,000        172,374,000        162,323,000
                                                                ----------------    ---------------     --------------
                                                                $    269,032,000    $   274,765,000     $  267,787,000
                                                                ================    ===============     ==============


 9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

              The estimated fair value of all long term debt (excluding capital leases) as of December 31, 1997 was approximately $134 million as compared to the carrying value of $128 million. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The Partnership has not determined the fair value of its capital leases as it is not practicable. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Partnership has no derivative financial instruments.

           The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 1997. No customer constituted 10 percent or more of consolidated revenues in 1997, 1996 or 1995.

                KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly operating results for 1997 and 1996 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,          September 30,       December 31,
                                            ----------------    ----------------   ----------------    ---------------
      1997:
        Revenues......................      $     28,579,000    $     29,793,000    $    31,465,000     $   31,319,000
                                            ================    ================    ===============     ==============
        Operating income..............      $     12,029,000    $     12,919,000    $    13,956,000     $   14,565,000
                                            ================    ================    ===============     ==============
        Net income....................      $      8,907,000    $      9,949,000    $    10,975,000     $   11,730,000
                                            ================    ================    ===============     ==============
        Allocation of net income
          per SPU and PU..............      $            .55    $            .61    $           .68     $          .71
                                            ================    ================    ===============     ==============

      1996:
        Revenues......................      $     27,826,000    $     28,795,000    $    29,963,000     $   30,970,000
                                            ================    ================    ===============     ==============
        Operating income..............      $     11,600,000    $     12,841,000    $    12,832,000     $   14,116,000
                                            ================    ================    ===============     ==============
        Net income....................      $      8,677,000    $     10,007,000    $     9,872,000     $   11,351,000
                                            ================    ================    ===============     ==============
        Allocation of net income
          per SPU and PU..............      $            .55    $            .62    $           .61     $          .70
                                            ================    ================    ===============     ==============

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Kaneb Pipe Line Partners, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 29 present fairly, in all material respects, the financial position of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
February 19, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Pipe Line Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KANEB PIPE LINE PARTNERS, L.P.
                                           By:      Kaneb Pipe Line Company
                                                    General Partner

                                           By:      EDWARD D. DOHERTY
                                                    Chairman of the Board and
                                                    Chief  Executive Officer
                                                    Date:    March 23, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company and on the date indicated.

      SIGNATURE                      TITLE                            DATE
---------------------------- ---------------------------         -------------
Principal Executive Officer  Chairman of the Board               March 23 1998
  EDWARD D. DOHERTY          and Chief Executive Officer

Principal Accounting Officer
  JIMMY L. HARRISON          Controller                          March 23, 1998

Directors

  SANGWOO AHN                Director                            March 23, 1998

  JOHN R. BARNES             Director                            March 23, 1998

  M.R. BILES                 Director                            March 23, 1998

  FRANK M. BURKE, JR.        Director                            March 23, 1998

  CHARLES R. COX             Director                            March 23, 1998

  HANS KESSLER               Director                            March 23, 1998

  JAMES R. WHATLEY           Director                            March 23, 1998

                                   EXHIBIT INDEX
EXHIBIT
NUMBER                              DESCRIPTION
-------  -----------------------------------------------------------------------
3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, filed as Appendix A to the Registrant's Prospectus, dated September 25, 1989, in connection with the Registrant's Registration Statement on Form S-1 (S.E.C. File No. 33-30330) which exhibit is hereby incorporated by reference.

10.1 ST Agreement and Plan of Merger date December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 of the exhibits to Registrant's Current Report on Form 8-K, dated March 16, 1993, which exhibit is hereby incorporated by reference.

10.2 Restated Credit Agreement between Kaneb Operating Partnership, L.P. ("KPOP"), Texas Commerce Bank, N.A., ("TCB"), and certain other Lenders, dated December 22, 1994 (the "TCB Loan Agreement"), filed as
         Exhibit 10.13 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, which exhibit is hereby incorporated by reference.

10.3 Amendment to the TCB Loan Agreement, dated January 30, 1998, filed herewith.

10.4 Pledge and Security Agreement between Kaneb Pipe Line Company ("KPL") and TCB, dated October 11, 1993, filed as Exhibit 10.3 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.5 Note Purchase Agreement, dated December 22, 1994, filed as Exhibit 10.2 of the exhibits to Registrant's Current Report on Form 8-K, dated March 13, 1995 (the "March 1995 Form 8-K"), which exhibit is hereby incorporated by reference.

10.6 Note Purchase Agreements, dated June 27, 1996, filed as Exhibit 10.5 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.7 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and KPOP, dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Registrant's March 1995 Form 8-K, which exhibit is hereby incorporated by reference.

10.8 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and KPOP, as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and
         10.4 of the exhibits to Registrant's Current Report on Form 8-K dated January 3, 1996, which exhibits are hereby incorporated by reference.

21       List of Subsidiaries, filed herewith.
27       Financial Data Schedule, filed herewith.