Form 10-Q
period 1998-03-31
KANEB PIPE LINE PARTNERS L P
filed 1998-05-12
CIK 853890

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

For the Quarterly Period                                        Commission File
Ended March 31, 1998                                            Number 001-10311

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

         Yes    X                                             No

Number of Senior Preference Units of the Registrant outstanding at April 30, 1998: 7,250,000. Number of Preference Units of the Registrant outstanding at April 30, 1998: 5,650,000.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three Months Ended
            March 31, 1998 and 1997                                        1

         Condensed Consolidated Balance Sheets -- March 31, 1998
            and December 31, 1997                                          2

         Condensed Consolidated Statements of Cash Flows -- Three
            Months Ended March 31, 1998 and 1997                           3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  6

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signature                                                                  9

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                March 31,
                                                             1998        1997
                                                           --------    --------

Revenues                                                   $ 28,070    $ 28,579
                                                           --------    --------

Costs and expenses:
      Operating costs                                        11,688      12,402
      Depreciation and amortization                           2,947       2,878
      General and administrative                              1,535       1,270
                                                           --------    --------

           Total costs and expenses                          16,170      16,550
                                                           --------    --------

Operating income                                             11,900      12,029
Interest and other income, net                                   48         106
Interest expense                                             (2,707)     (2,854)
                                                           --------    --------

Income before minority interest and income taxes              9,241       9,281
Minority interest in net income                                 (91)        (90)
Income tax provision                                           (190)       (284)
                                                           --------    --------

Net income                                                    8,960       8,907
General partner's interest in net income                        (90)        (90)
                                                           --------    --------

Limited partners' interest in net income                   $  8,870    $  8,817
                                                           ========    ========

Allocation of net income per Senior Preference Unit
     and Preference Unit                                   $    .55    $    .55
                                                           ========    ========

Weighted average number of Partnership units outstanding:
      Senior Preference Units                                 7,250       7,250
                                                           ========    ========
      Preference Units                                        5,650       4,650
                                                           ========    ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------
                                                           March 31,   Dec. 31,
                                                              1998       1997
                                                           ---------   --------
                                                          (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                              $  3,941   $  6,376
     Accounts receivable                                      12,075     11,503
     Prepaid expenses                                          4,024      4,021
                                                            --------   --------

         Total current assets                                 20,040     21,900
                                                            --------   --------

Property and equipment                                       353,372    345,802
Less accumulated depreciation and amortization               101,416     98,670
                                                            --------   --------

     Net property and equipment                              251,956    247,132
                                                            --------   --------

                                                            $271,996   $269,032
                                                            ========   ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt                      $  5,899   $  2,335
     Accounts payable and accrued expenses                    11,774     10,546
     Distributions payable                                    10,652     10,725
     Payable to general partner                                1,040      1,143
                                                            --------   --------

         Total current liabilities                            29,365     24,749
                                                            --------   --------

Long-term debt, less current portion                         133,000    132,118

Other liabilities and deferred taxes                           6,002      6,935

Minority interest                                              1,019      1,034

Commitments and contingencies

Partners' capital                                            102,610    104,196
                                                            --------   --------

                                                            $271,996   $269,032
                                                            ========   ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31,
                                                             1998        1997
                                                           --------    --------

Operating activities:
   Net income                                              $  8,960    $  8,907
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            2,947       2,878
     Minority interest in net income                             91          90
     Deferred income taxes                                      187         268
     Changes in working capital components                      580       1,591
                                                           --------    --------

         Net cash provided by operating activities           12,765      13,734
                                                           --------    --------

Investing activities:
   Capital expenditures                                      (2,350)     (1,876)
   Acquisition of terminals                                  (5,030)       --
   Other, net                                                (1,438)        397
                                                           --------    --------

         Net cash used in investing activities               (8,818)     (1,479)
                                                           --------    --------

Financing activities:
   Changes in payable to general partner                       (103)        699
   Issuance of long-term debt                                 5,000        --
   Payments of long-term debt                                  (554)       (483)
   Distributions to partners                                (10,725)     (9,834)
                                                           --------    --------

         Net cash used in financing activities               (6,382)     (9,618)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents             (2,435)      2,637
Cash and cash equivalents at beginning of period              6,376       8,196
                                                           --------    --------

Cash and cash equivalents at end of period                 $  3,941    $ 10,833
                                                           ========    ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Partnership's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 1998 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 1998 and 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   NEW ACCOUNTING PRONOUNCEMENT

     The Partnership has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There were no items to report for the three months ended March 31, 1998 or 1997.

3.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. The Partnership expects to make distributions of Available Cash for each quarter of not less than $0.55 per unit (the "Minimum Quarterly Distribution"), or $2.20 per unit on an annualized basis, for the foreseeable future, although no assurance is given regarding such distributions. The cash distribution of $0.65 per unit for the fourth quarter of 1997 was made on February 14, 1998. A cash distribution of $0.65 for the first quarter of 1998 was declared to holders of record as of April 30, 1998 and is payable on May 15, 1998. As of March 31, 1998, no arrearages existed on any class of Partnership interest.

     The distribution of Available Cash for each quarter during the Preference Period, as defined, is subject to the preferential rights of the holders of the Senior Preference Units ("SPU") to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Preference Units ("PU") or Common Units ("CU") for such quarter. The CU's are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period will continue indefinitely until the Minimum Distribution has been paid to the holders of the SPU's, the PU's, the Preference B Units, to the extent outstanding, and the CU's for twelve consecutive quarters. The Minimum Quarterly Distribution has been paid to all classes of Unitholders for all four quarters in 1997 and 1996 and for the quarters ended September 30 and December 31, 1995. After the Preference Period ends, all differences and distinctions between the classes of units for the purposes of cash distributions will cease. It is anticipated that the Preference Period will end upon the payment of the twelfth consecutive quarterly distribution on August 14, 1998.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations
                                               Three Months Ended
                                                    March 31,
                                                 1998     1997
                                               -------   -------
                                                 (in thousands)

               Revenues                        $14,101   $13,869
               Operating costs                   5,402     5,370
               Depreciation and amortization     1,186     1,203
               General and administrative          739       610
                                               -------   -------
               Operating income                $ 6,774   $ 6,686
                                               =======   =======


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the quarter ended March 31, 1998, revenues increased 2%, compared to the same 1997 period, due to an overall increase in volumes shipped, primarily on the East Pipeline. For the quarter ended March 31, 1998, volumes shipped increased 11% to 16.7 million barrels, compared to 15.0 million barrels for the same 1997 period. Total barrel miles aggregated 3.7 billion for the first quarter of both 1998 and 1997.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased slightly over the comparable prior year period. General and administrative costs which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs increased $0.1 million over the comparable 1997 period.

     Terminaling Operations

                                                Three Months Ended
                                                     March 31,
                                                 1998       1997
                                               --------   --------
                                                 (in thousands)

               Revenues                        $ 13,969   $ 14,710
               Operating  costs                   6,286      7,032
               Depreciation  and amortization     1,761      1,675
               General  and  administrative         796        660
                                                -------   --------
               Operating income                 $ 5,126   $  5,343
                                                =======   ========

     Revenues decreased 5% for the quarter ended March 31, 1998, compared to the 1997 period, due primarily to a decrease in the overall average price charged for storage, partially offset by an increase in tankage volumes utilized. For the quarter ended March 31, 1998, average annualized revenues per barrel of tankage utilized was $4.51 per barrel, compared to $4.88 per barrel for the same prior year period. The decrease in the per barrel average is primarily a result of larger proportionate volume of petroleum products being stored in the first quarter of 1998, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the quarter ended March 31, 1998 increased to 12.4 million barrels from 12.1 million barrels for the comparable prior year period, primarily as a result of increased utilization at the Partnership's largest petroleum storage facility.

     For the quarter ended March 31, 1998, operating costs decreased $0.7 million, depreciation and amortization increased $0.1 million, and general and administrative expenses increased $0.1 million, over the comparable prior year period. The overall decrease in operating costs is due largely to variance in product mix.

     Total tankage capacity (17.9 million barrels at March 31, 1998) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.

     In March 1998, the Partnership completed the acquisition of certain liquids terminaling assets located in Chicago, Illinois. The acquisition, which included 19 storage tanks with an aggregate capacity of 752 thousand barrels, was funded with the Partnership's existing revolving credit facility.

     Financial Condition

     During the first three months of 1998, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $12.8 million and $13.7 million for the periods ended March 31, 1998 and 1997, respectively. Capital expenditures (excluding acquisitions) were $2.4 million in the first quarter of 1998, compared to $1.9 million in 1997. The Partnership anticipates that capital expenditures will total approximately $7.0 million to $10.0 million (excluding acquisitions) for the year ending December 31, 1998.

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.65 per unit were declared to all Unitholders in the first quarter of 1998 and $2.50 per unit was declared in the calendar year 1997.

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

     In 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions. Earnings per SPU and PU shown on the consolidated statements of income are calculated by dividing the amount of net income, allocated on the above basis with incentives calculated on distributions declared to the SPUs and PUs, by the weighted average number of SPUs and PUs outstanding, respectively. If the allocation of income had been made as if all income had been distributed in cash, earnings per SPU and PU would have been $0.55 and $0.55 for the quarters ended March 31, 1998 and 1997, respectively.

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

DATED:  May 12, 1998

                                             KANEB PIPE LINE PARTNERS, L.P.
                                             (Registrant)
                                             By  KANEB PIPE LINE COMPANY
                                             (Managing General Partner)
                                                   //s//
                                             Jimmy L. Harrison
                                             Controller