Form 10-Q
period 1998-06-30
KANEB PIPE LINE PARTNERS L P
filed 1998-08-13
CIK 853890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____
For the Quarterly Period                                        Commission File
Ended June 30, 1998                                             Number 001-10311

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

                         Yes X          No___________

Number of Senior Preference Units of the Registrant outstanding at August 7, 1998: 7,250,000. Number of Preference Units of the Registrant outstanding at August 7, 1998: 5,650,000.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

                                                                        Page No.
                          Part I. Financial Information

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Income - Three and Six Months
               Ended June 30, 1998 and 1997                                   1

            Condensed Consolidated Balance Sheets - June 30, 1998
               and December 31, 1997                                          2

            Condensed Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 1998 and 1997                            3

            Notes to Consolidated Financial Statements                        4

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  6

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K                                  10


            Signature                                                         10

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                    Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
                                     1998        1997         1998       1997
                                   --------    --------    --------   ---------


Revenues                           $ 30,553    $ 29,793    $ 58,623    $ 58,372
                                   --------    --------    --------    --------

Costs and expenses:
     Operating costs                 12,917      12,557      24,605      24,959
     Depreciation and amortization    3,018       2,920       5,965       5,798
     General and administrative       1,672       1,397       3,207       2,667
                                   --------    --------    --------    --------

       Total costs and expenses      17,607      16,874      33,777      33,424
                                   --------    --------    --------    --------

Operating income                     12,946      12,919      24,846      24,948

Interest and other income, net           39         169          87         275
Interest expense                     (2,760)     (2,849)     (5,467)     (5,703)
                                   --------    --------    --------    --------

Income before minority interest
     and income taxes                10,225      10,239      19,466      19,520
Minority interest in net income        (101)       (100)       (192)       (190)
Income tax provision                    (94)       (190)       (284)       (474)
                                   --------    --------    --------    --------

Net income                           10,030       9,949      18,990      18,856
General partner's interest
     in net income                     (244)       (100)       (334)       (190)
                                   --------    --------    --------    --------

Limited partners' interest
     in net income                 $  9,786    $  9,849    $ 18,656    $ 18,666
                                   ========    ========    ========    ========

Allocation of net income per
    Senior Preference Unit
    and Preference Unit            $    .61    $    .61    $   1.16    $   1.16
                                   ========    ========    ========    ========

Weighted average number of Partnership units outstanding:
      Senior Preference Units         7,250       7,250       7,250       7,250
                                   ========    ========    ========    ========
      Preference Units                5,650       4,650       5,650       4,650
                                   ========    ========    ========    ========

                 See notes of consolidated financial statements
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                 June 30,        December 31,
                                                   1998              1997
                                               -----------       ------------
                                               (Unaudited)
               ASSETS

Current assets:
   Cash and cash equivalents                     $    819           $  6,376
   Accounts receivable                             13,247             11,503
   Prepaid expenses                                 3,834              4,021
                                                 --------           --------
     Total current assets                          17,900             21,900
                                                 --------           --------

Property  and equipment                           358,149            345,802
Less accumulated depreciation and amortization    104,320             98,670
                                                 --------           --------
     Net property and equipment                   253,829            247,132
                                                 --------           --------
                                                 $271,729           $269,032
                                                 ========           ========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt             $  5,326          $  2,335
   Accounts payable and accrued expenses           10,868            10,546
   Distributions payable                           10,725            10,725
   Payable to general partner                       1,047             1,143
                                                 --------          --------
     Total current liabilities                     27,966            24,749
                                                 --------          --------

Long-term debt, less current portion              134,000           132,118

Other liabilities and deferred taxes                6,801             6,935

Minority interest                                   1,013             1,034

Commitments and contingencies

Partners' capital                                 101,949           104,196
                                                 --------          --------
                                                 $271,729          $269,032
                                                 ========          ========




                 See notes to consolidated financial statements
                                       2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1998        1997
                                                      ----------  ----------

Operating activities:
   Net income                                          $ 18,990    $ 18,856
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                      5,965       5,798
       Minority interest in net income                      192         190
       Deferred income taxes                                292         474
       Changes in working capital components             (1,235)       (946)
                                                       --------    --------

           Net cash provided by operating activities     24,204      24,372
                                                       --------    --------

Investing activities:
   Capital expenditures                                  (5,774)     (5,243)
   Acquisition of terminals                              (6,328)       --
   Other, net                                              (986)      1,390
                                                       --------    --------

           Net cash used in investing activities        (13,088)     (3,853)
                                                       --------    --------

Financing activities:
   Changes in payable to general partner                    (96)        975
   Issuance of long-term debt                             6,000        --
   Payments of long-term debt                            (1,127)       (982)
   Distributions to partners                            (21,450)    (19,666)
                                                       --------    --------

           Net cash used in financing activities        (16,673)    (19,673)
                                                       --------    --------

Increase (decrease) in cash and cash equivalents         (5,557)        846
Cash and cash equivalents at beginning of period          6,376       8,196
                                                       --------    --------

Cash and cash equivalents at end of period             $    819    $  9,042
                                                       ========    ========



                 See notes to consolidated financial statements
                                       3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Partnership's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at June 30, 1998 and the consolidated results of their operations and cash flows for the periods ended June 30, 1998 and 1997. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   NEW ACCOUNTING PRONOUNCEMENT

     The Partnership has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There were no items to report for the three and six months ended June 30, 1998 or 1997.

3.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. The Partnership expects to make distributions of Available Cash for each quarter of not less than $0.55 per unit (the "Minimum Quarterly Distribution"), or $2.20 per unit on an annualized basis, for the foreseeable future, although no assurance is given regarding such distributions. The cash distribution of $0.65 per unit for the fourth quarter of 1997 was made on February 14, 1998. A cash distribution of $0.65 for the first quarter of 1998 was made on May 15, 1998. A cash distribution of $0.65 for the second quarter of 1998 was declared to holders of record as of July 31, 1998 and is payable on August 14, 1998. As of June 30, 1998, no arrearages existed on any class of Partnership interest.

     The distribution of Available Cash for each quarter during the Preference Period, as defined, is subject to the preferential rights of the holders of the Senior Preference Units ("SPU") to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Preference Units ("PU") or Common Units ("CU") for such quarter. The CU's are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period will continue indefinitely until the Minimum Distribution has been paid to the holders of the SPU's, the PU's, the Preference B Units, to the extent outstanding, and the CU's for twelve consecutive quarters. The Minimum Quarterly Distribution has been paid to all classes of Unitholders for the first quarter of 1998, all four quarters in 1997 and 1996 and for the quarters ended September 30 and December 31, 1995. After the Preference Period ends, all differences and distinctions between the classes of units for the purposes of cash distributions will cease. It is anticipated that the Preference Period will end upon the payment of the twelfth consecutive quarterly distribution on August 14, 1998.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financials statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations

                                         Three Months  Ended   Six Months Ended
                                               June 30,            June 30,
                                          -----------------   -----------------
                                            1998     1997       1998      1997
                                          -------   -------   -------   -------
                                                     (in thousands)

          Revenues                        $15,351   $14,999   $29,452   $28,868
          Operating costs                   5,359     5,501    10,761    10,871
          Depreciation and amortization     1,191     1,217     2,377     2,420
          General and administrative          813       728     1,552     1,338
                                          -------   -------   -------   -------
              Operating income            $ 7,988   $ 7,553   $14,762   $14,239
                                          =======   =======   =======   =======

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and six month period ended June 30, 1998, revenues increased 2%, compared to the same 1997 periods, due to an overall increase in volumes shipped, primarily on the East Pipeline. Total barrel miles remained constant at 4.0 billion for each of the three month periods ended June 30, 1998 and 1997, respectively and 7.7 billion for each of the six month periods ended June 30, 1998 and 1997, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, decreased slightly over the comparable prior year periods. General and administrative costs which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs increased $0.1 million and $0.2 million for the three and six months ended June 30, 1998, respectively, over the comparable 1997 periods.

     Terminaling Operations


                                         Three Months  Ended   Six Months Ended
                                               June 30,            June 30,
                                          -----------------   -----------------
                                            1998     1997       1998      1997
                                          -------   -------   -------   -------
                                                     (in thousands)

          Revenues                        $15,202   $14,794   $29,171   $29,504
          Operating costs                   7,558     7,056    13,844    14,088
          Depreciation and amortization     1,827     1,703     3,588     3,378
          General and administrative          859       669     1,655     1,329
                                          -------   -------   -------   -------
              Operating income            $ 4,958   $ 5,366   $10,084   $10,709
                                          =======   =======   =======   =======

     In March 1998, the Partnership completed the acquisition of certain liquids terminaling assets located in Chicago, Illinois (the "Acquisition"). The Acquisition, which included 19 storage tanks with an aggregate capacity of 752 thousand barrels, was funded with the Partnership's existing revolving credit facility.

     Revenues increased 3% for the three months ended June 30, 1998, compared to the same 1997 period, due primarily to an increase in tank utilization due to favorable market conditions and the Acquisition, partially offset by a decrease in the overall average price charged for storage, primarily the result of variances in the mix of products stored. For the three months ended June 30, 1998, average annualized revenues per barrel of tankage utilized was $4.74, compared to $4.81 per barrel for the same prior year period.

     Revenues decreased slightly for the six months ended June 30, 1998, due primarily to a decrease in the overall average price charged for storage, partially offset by an increase in tankage volumes utilized. For the six months ended June 30, 1998, average annualized revenues per barrel of tankage utilized was $4.40 per barrel, compared to $4.84 per barrel for the same prior year period. The decrease in the per barrel average is primarily a result of the storage of a larger proportionate volume of petroleum products in the first six months of 1998, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the six months ended June 30, 1998 increased to 13.3 million barrels from 12.2 million barrels for the comparable prior year period, primarily as a result of increased utilization at the Partnership's largest petroleum storage facility and the Acquisition.

     For the three months ended June 30, 1998, operating costs increased by $0.5 million, when compared to the three months ended June 30, 1997, due primarily to increased tankage utilization, increases in routine maintenance and the Acquisition. For the six months ended June 30, 1998, operating expenses decreased by $0.2 million, compared to 1997, as the result of variances in the mix of products stored, partially offset by an increase in tank utilization. General and administrative expense for the three and six months ended June 30, 1998, increased slightly, when compared to the same period in 1997. Total tankage capacity (18.1 million barrels at June 30, 1998) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.

     Financial Condition

     During the first six months of 1998, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $24.2 million and $24.4 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures (excluding acquisitions) were $5.8 million for the six months ended June 30, 1998, compared to $5.2 million in 1997. The Partnership anticipates that capital expenditures will total approximately $7.0 million to $10.0 million (excluding acquisitions) for the year ending December 31, 1998.

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all cash receipts less all cash disbursements and reserves. Distributions of $0.65 per unit were declared to all Unitholders in the first and second quarter of 1998 and $2.50 per unit was declared in the calendar year 1997.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership borrowings.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     Although the Partnership believes that most of its activities and operations are not materially impacted by Year 2000 concerns, it has undertaken a review and testing of its computer systems to identify Year 2000-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Partnership are licensed from third parties and are Year 2000 compliant or will be upgraded to Year 2000 compliant releases over the next year. At this time, the Partnership cannot assess the extent to which further actions will be required, or assess whether this issue will have a material effect upon future operations. The Partnership does not anticipate that the incremental cost to become fully Year 2000 compliant will be material.

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

     In 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions. Earnings per SPU and PU shown on the consolidated statements of income are calculated by dividing the amount of net income, allocated on the above basis with incentives calculated on distributions declared to the SPUs and PUs, by the weighted average number of SPUs and PUs outstanding, respectively. If the allocation of income had been made as if all income had been distributed in cash, earnings per SPU and PU would have been $0.62 and $0.61 for the three months, and $1.17 and $1.16 for the six months ended June 30, 1998 and 1997, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               4.1   Amended   and   Restated    Agreement   of   Limited
                     Partnership of Kaneb Pipe Line Partners, L.P., dated September 18, 1995, as amended July 23, 1998

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



                                               KANEB PIPE LINE PARTNERS, L.P.
                                               (Registrant)

                                               By:   KANEB PIPE LINE COMPANY
                                                     (Managing General Partner)


Date:  August 13, 1998                         Jimmy L. Harrison
                                               Vice President and Controller