Form 10-Q
period 1998-09-30
KANEB PIPE LINE PARTNERS L P
filed 1998-11-16
CIK 853890

--------------------------------------------------------------------------------

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

For the Quarterly Period                                        Commission File
Ended September 30, 1998                                       Number 001-10311

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

                            Yes X           No

Number of Units of the Registrant outstanding at November 13, 1998:  16,060,000.

--------------------------------------------------------------------------------

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

                                                                        Page No.
                Part I. Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Income - Three and Nine Months
              Ended September 30, 1998 and 1997                             1

           Condensed Consolidated Balance Sheets - September 30, 1998
              and December 31, 1997                                         2

           Condensed Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 1998 and 1997                      3

           Notes to Consolidated Financial Statements                       4

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  6

                Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 9

           Signature                                                        9

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           --------------------    --------------------
                                             1998        1997        1998        1997
                                           --------    --------    --------    --------
Revenues ...............................   $ 33,709    $ 31,465    $ 92,332    $ 89,837
                                           --------    --------    --------    --------
Costs and expenses:
     Operating costs ...................     13,176      12,967      37,781      37,926
     Depreciation and amortization .....      3,075       2,946       9,040       8,744
     General and administrative ........      1,748       1,596       4,955       4,263
                                           --------    --------    --------    --------
       Total costs and expenses ........     17,999      17,509      51,776      50,933
                                           --------    --------    --------    --------

Operating income .......................     15,710      13,956      40,556      38,904

Interest and other income, net .........         20         143         107         418
Interest expense .......................     (2,816)     (2,858)     (8,283)     (8,561)
                                           --------    --------    --------    --------
Income before minority interest
     and income taxes ..................     12,914      11,241      32,380      30,761
Minority interest in net income ........       (127)       (148)       (319)       (338)
Income tax provision ...................       (189)       (118)       (473)       (592)
                                           --------    --------    --------    --------
Net income .............................     12,598      10,975      31,588      29,831
General partner's interest in net income       (205)       (148)       (539)       (338)
                                           --------    --------    --------    --------
Limited partners' interest in net income   $ 12,393    $ 10,827    $ 31,049    $ 29,493
                                           ========    ========    ========    ========
Allocation of net income per Unit ......   $    .77    $    .68    $   1.93    $   1.84
                                           ========    ========    ========    ========

Weighted average number of Partnership
   Units outstanding ...................     16,060      16,060      16,060      16,060
                                           ========    ========    ========    ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                 September 30,      December 31,
                                                     1998               1997
                                                 -------------      ------------
                                                  (Unaudited)
               ASSETS

Current assets:
   Cash and cash equivalents .................   $      5,710       $     6,376
   Accounts receivable .......................         13,989            11,503
   Prepaid expenses ..........................          3,683             4,021
                                                 ------------       -----------
     Total current assets ....................         23,382            21,900
                                                 ------------       -----------
Property  and equipment ......................        368,730           345,802
Less accumulated depreciation and amortization        107,342            98,670
                                                 ------------       -----------
     Net property and equipment ..............        261,388           247,132
                                                 ------------       -----------
                                                 $    284,770       $   269,032
                                                 ============       ===========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt .........   $      5,762       $     2,335
   Accounts payable and accrued expenses .....         14,674            10,546
   Distributions payable .....................         10,725            10,725
   Payable to general partner ................          1,045             1,143
                                                 ------------       -----------
     Total current liabilities ...............         32,206            24,749
                                                 ------------       -----------
Long-term debt, less current portion .........        139,300           132,118

Other liabilities and deferred taxes .........          8,302             6,935

Minority interest ............................          1,034             1,034

Commitments and contingencies

Partners' capital ............................        103,928           104,196
                                                 ------------       -----------

                                                 $    284,770       $   269,032
                                                 ============       ===========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                              1998        1997
                                                           --------    ---------

Operating activities:
   Net income ......................................       $ 31,588    $ 29,831
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization ...............          9,040       8,744
       Minority interest in net income .............            319         338
       Deferred income taxes .......................            292         592
       Changes in working capital components .......          1,980       4,076
                                                           --------    --------
           Net cash provided by operating activities         43,219      43,581
                                                           --------    --------
Investing activities:
   Capital expenditures ............................         (8,048)     (7,162)
   Acquisitions of terminals .......................        (14,673)       --
   Other, net ......................................            500         631
                                                           --------    --------
           Net cash used in investing activities ...        (22,221)     (6,531)
                                                           --------    --------
Financing activities:
   Changes in payable to general partner ...........            (98)        975
   Issuance of long-term debt ......................         11,736        --
   Payments of long-term debt ......................         (1,127)     (1,500)
   Distributions to partners .......................        (32,175)    (30,390)
                                                           --------    --------
           Net cash used in financing activities ...        (21,664)    (30,915)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents ...           (666)      6,135
Cash and cash equivalents at beginning of period ...          6,376       8,196
                                                           --------    --------
Cash and cash equivalents at end of period .........       $  5,710    $ 14,331
                                                           ========    ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and nine month periods ended September 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership were disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Partnership's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at September 30, 1998 and the consolidated results of their operations and cash flows for the periods ended September 30, 1998 and 1997. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   NEW ACCOUNTING PRONOUNCEMENT

     The Partnership has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There were no items to report for the three and nine months ended September 30, 1998 or 1997.


3.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. The Partnership expects to make distributions of Available Cash for each quarter of not less than $0.55 per unit (the "Minimum Quarterly Distribution"), or $2.20 per unit on an annualized basis, for the foreseeable future, although no assurance is given regarding such distributions. A cash distribution of $0.65 per unit for the fourth quarter of 1997 was made on February 14, 1998. A cash distribution of $0.65 for each of the first three quarters of 1998 was paid on May 15, 1998, August 14, 1998 and November 13, 1998, respectively.

     Payment of the August 14, 1998, regular cash distribution represented the 12th consecutive quarterly distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $0.55 Minimum Quarterly Distribution specified in the Partnership Agreement. Accordingly, pursuant to the terms of the Partnership Agreement, distinctions between Senior Preference Units, Preference Units and Common Units automatically ceased as of such date. At that time, all outstanding units of limited partnership interest in the Partnership became "Units" constituting a single class of equity securities. The Units now trade on the New York Stock Exchange under the symbol "KPP".

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

     Operating Results:

     Pipeline Operations

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                    1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
                                                   (in thousands)

     Revenues                     $  17,406   $  16,312   $  46,858   $  45,180
     Operating costs                  6,055       5,773      16,816      16,644
     Depreciation and amortization    1,192       1,228       3,569       3,648
     General and administrative         813         816       2,365       2,154
                                  ---------   ---------   ---------   ---------
        Operating income          $   9,346   $   8,495   $  24,108   $  22,734
                                  =========   =========   =========   =========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine month period ended September 30, 1998, revenues increased 7% and 4%, respectively, compared to the same 1997 periods, due to an overall increase in volumes shipped, primarily on the East Pipeline. Barrel miles totaled 4.8 billion and 12.5 billion for the three and nine months ended September 30, 1998, compared to
     4.2 billion and 11.9 billion for the respective prior year periods.


     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased slightly over the comparable prior year periods due primarily to the increase in volumes shipped. General and administrative costs which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs remained constant for the three months ended September 30, 1998 and increased $0.2 million for the nine months ended September 30, 1998, over the comparable 1997 periods.

     Terminaling Operations

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                    1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
                                                   (in thousands)

     Revenues                     $  16,303   $  15,153   $  45,474   $  44,657
     Operating costs                  7,121       7,194      20,965      21,282
     Depreciation and amortization    1,883       1,718       5,471       5,096
     General and administrative         935         780       2,590       2,109
                                  ---------   ---------   ---------   ---------
         Operating income         $   6,364   $   5,461   $  16,448   $  16,170
                                  =========   =========   =========   =========

     In March 1998, the Partnership completed the acquisition of certain liquids terminaling assets located in Chicago, Illinois which included 19 storage tanks with an aggregate capacity of 752 thousand barrels. In September 1998, the Partnership acquired 31 liquid chemical storage tanks, dry bulk fertilizer storage and a liquid packaging line located in Vancouver, Washington (collectively referred to as the "Acquisitions"). The Acquisitions were funded by the Partnership's existing revolving credit facility.

     Revenues increased 8% and 2% for the three and nine month periods ended September 30, 1998, respectively, compared to the same 1997 periods, due primarily to an increase in tank utilization due to favorable market conditions and the Acquisitions, partially offset by a decrease in the overall average price realized for storage. For the three and nine months ended September 30, 1998, average annualized revenues per barrel of tankage utilized decreased to $3.97 and $4.23, compared to $4.87 and 4.85 per barrel for the same prior year periods, primarily the result of the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the nine months ended September 30, 1998 increased to 14.3 million barrels from 12.3 million barrels for the comparable prior year period, primarily as a result of increased utilization at the Partnership's largest petroleum storage facility and the Acquisitions.

     For the three and nine month periods ended September 30, 1998, operating costs decreased by $0.1 million and $0.3 million respectively, when compared to the same 1997 periods, as the result of variances in the mix of products stored, partially offset by an increase in tank utilization. General and administrative expense for the three and nine months ended September 30, 1998, increased by $0.2 million and $0.5 million, when compared to the same period in 1997, due primarily to the Acquisitions.

     Total tankage capacity (18.0 million barrels at September 30, 1998) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.

     Liquidity and Capital Resources

     During the first nine months of 1998, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $43.2 million and $43.6 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures (excluding acquisitions) were $8.0 million for the nine months ended September 30, 1998, compared to $7.2 million in 1997.

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the General Partner. Available Cash consists generally of all cash receipts less all cash disbursements and reserves. Distributions of $0.65 per unit were declared to Unitholders in the first three quarters of 1998 and $2.50 per unit was declared in the calendar year 1997.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership borrowings.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     Year 2000 Issue

     Although the Partnership believes that most of its activities and operations are not materially impacted by Year 2000 Issues ("Y2K"), the
     Partnership   recognizes  the  challenges   associated  with  Y2K  and  has
     undertaken a review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardward used in its business operations. Most of the software systems used by the Partnership are licensed from third parties and are Y2K compliant or will be upgraded to Y2K compliant releases over the next year. This issue is being addressed by the Partnership in multiple phases, including assessment, remediation, testing and implementation, and progress is being monitored by the Partnership's senior management. All material systems, including non-information technology systems which may house non-compliant, imbedded technology, such as office machines, are being evaluated.

     In addition to addressing the Partnership's own systems, as described above, the Partnership must assess the state of readiness of the systems of other entities with which it does business. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Partnership's operations.

     The Partnership believes its success in being Y2K compliant will not be conclusively known until the year 2000 is actually reached. Although failure by one or more of the Partnership's own systems could result in lost revenues and/or additional expenses required to carry out manual processing of transactions, the Partnership cannot predict the effect that external forces could have on its business. Failures by banking institutions, the telecommunications industry and others could have far-reaching effects on the Partnership and the entire economy.

     The Partnership expects to complete its Y2K program in a timely manner. However, the Partnership believes that it is not possible to determine with certainty that all Y2K problems affecting the Partnership have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Partnership cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Partnership is in the process of evaluating and hiring an outside Y2K consultant to assist the Partnership in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Partnership. The plan is expected to be in place in by the end of the first quarter of 1999.

     Expenses incurred by the Partnership during 1997, and the first three quarters of 1998, related to assessing, remediating and testing its information technology systems, which was not material, have been expensed as incurred and funded from operations. The Partnership does not anticipate that the cost to become fully Y2K compliant will be material.

     This  entire   section  is  hereby   designated  a  "Year  2000   Readiness
     Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

     Allocation of Net Income and Earnings

     Net income is allocated to the limited partnership units pro rata on the aggregate amount of distributions declared. Prior to June 30, 1998, the Partnership had three classes of partnership interests designated Senior Preference Units, Preference Units and Common Units, respectively. Pursuant to the Partnership Agreement, on August 14, 1998, each such class of units were converted into a single class designated "Units", effective June 30, 1998. The allocation of net income per Unit reflected in the Consolidated Statements of Income was allocated to each class of partnership interest.

     In 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions. Earnings per Unit shown on the Consolidated Statements of Income are calculated by dividing the amount of net income, allocated on the above basis with incentives calculated on distributions declared to the Units, by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $0.76 and $0.67 for the three months, and $1.93 and $1.83 for the nine months ended September 30, 1998 and 1997, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                           PART II - Other Information

Item 6.                             Exhibits and Reports on Form 8-K

         (a)          Exhibits.

                      27.    Financial Data Schedule

         (b)           Reports on Form 8-K

                      Registrant's Current Report on Form 8-K, dated August 14, 1998, (SEC File No. 001-10311).

                      Registrant's Current Report on Form 8-K, dated November 6, 1998, (SEC File No. 001-10311).



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


                                        KANEB PIPE LINE PARTNERS, L.P.
                                        (Registrant)

                                        By:   KANEB PIPE LINE COMPANY
                                              (Managing General Partner)


Date:  November 16, 1998                               //s//
                                              ----------------------
                                              Jimmy L. Harrison
                                              Vice President and Controller