Form 10-K
period 1998-12-31
KANEB PIPE LINE PARTNERS L P
filed 1999-03-31
CIK 853890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1998

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.

             (Exact name of Registrant as specified in its Charter)

       Delaware                                           75-2287571
(State  or  other  jurisdiction  of           (IRS Employer Identification No.)
incorporation  or  organization)

   2435 North Central Expressway
          Richardson, Texas                                         75080
(Address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (972) 699-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                 on which registered
             Units                                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Aggregate market value of the voting Units held by non-affiliates of the registrant: $402,081,103. This figure is estimated as of March 15, 1999, at which date the closing price of the Registrant's Units on the New York Stock Exchange was $31.6875 per Unit and assumes that only the General Partner of the Registrant (the "General Partner"), officers and directors of the General Partner and its parent and wholly owned subsidiaries of the General Partner and its parent were affiliates.

         Number  of Units of the  Registrant  outstanding  at  March  15,  1999:
16,060,000.

                                     PART I


Item I.    Business


General

         Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the refined petroleum products pipeline business and the terminaling of petroleum products and specialty liquids. Formed in September 1989 to acquire, own and operate the pipeline system and operations that had been previously conducted by Kaneb Pipe Line Company, a Delaware corporation ("KPL" or the "Company"), since 1953, KPL owns a combined 2% interest as general partner of the Partnership and of Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership ("KPOP"). The Partnership's pipeline operations are conducted through KPOP, of which the Partnership is the sole limited partner and KPL is the sole general partner. The terminaling business of the Partnership is conducted through Support Terminals Operating Partnership, L.P. ("STOP"), and its affiliated partnerships and corporate entities, which operate under the trade names "ST Services" and "StanTrans," among others. KPOP and STOP are, collectively with their subsidiaries, referred to as the "Operating Partnerships." KPL is a wholly-owned subsidiary of Kaneb Services, Inc., a Delaware corporation ("Kaneb") (NYSE: KAB).


Products Pipeline Business


         Introduction

         The Partnership's pipeline business consists primarily of the transportation of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado and Wyoming, as a common carrier. The Partnership owns and operates two common carrier pipelines (the "Pipelines") described below.

          East Pipeline

         Construction of the East Pipeline commenced in the 1950s with a line from southern Kansas to Geneva, Nebraska. During the 1960s, the East Pipeline was extended north to its present terminus at Jamestown, North Dakota. In the 1980's, the lines from Geneva, Nebraska to North Platte, Nebraska and the 16" line from McPherson, Kansas to Geneva, Nebraska were built and the Partnership acquired a 6" pipeline from Champlin Oil Company, a portion of which originally ran south from Geneva, Nebraska through Windom, Kansas terminating in Hutchinson, Kansas. In 1997, the Partnership completed construction of a new 6" pipeline from Conway, Kansas to Windom, Kansas (approximately 22 miles north of Hutchinson) that allows the Hutchinson terminal to be supplied directly from McPherson; a significantly shorter route than was previously used. As a result of this pipeline becoming operational, a 158 mile segment of the former Champlin line was shut down, including a terminal located at Superior, Nebraska. The other end of the line runs northeast approximately 175 miles, crossing the main pipeline at Osceola, Nebraska, continuing through a terminal at Columbus, Nebraska, and later interconnecting with the Partnership's Yankton/Milford line to terminate at Rock Rapids, Iowa. In December 1998, KPOP acquired from Amoco Oil Company a 175 mile pipeline that runs from Council Bluffs, Iowa to Sioux Falls, South Dakota and the terminal at Sioux Falls. On December 31, 1998 KPOP, pursuant to its option, purchased the 203 mile North Platte line for approximately $5 million at the end of a lease. In January 1999, a connection was completed to service the Sioux Falls terminal through the main East Pipeline.

         The East Pipeline system also consists of 16 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 23 product tanks with total storage capacity of approximately 922,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory. KPOP owns the entire 2,090 mile East Pipeline. KPOP leases office space for its operating headquarters in Wichita, Kansas.

         The East Pipeline transports refined petroleum products, including propane, received from refineries in southeast Kansas and other connecting pipelines to its terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries connected to the East Pipeline or through other pipelines directly connected to the pipeline system. Five connecting pipelines can deliver propane for shipment through the East Pipeline from gas processing plants in Texas, New Mexico, Oklahoma and Kansas.

         West Pipeline

         KPOP acquired the West Pipeline in February 1995, through an asset purchase from Wyco Pipe Line Company for a purchase price of $27.1 million, increasing the Partnership's pipeline business in South Dakota and expanding it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of pipeline in Wyoming, Colorado and South Dakota, four truck loading terminals and numerous pump stations situated along the system. The system's four product terminals have a total storage capacity of over 1.7 million barrels.

         The West Pipeline originates at Casper, Wyoming and travels east to the Strouds station, where it serves as a connecting point with Sinclair's Little America refinery and the Seminoe pipeline that transports product from Billings, Montana-area refineries. From Strouds, the West Pipeline continues easterly through its 8" line to Douglas, Wyoming, where a 6" pipeline branches off to serve the Partnership's Rapid City, South Dakota terminal approximately 190 miles away. The Rapid City terminal has a three bay, bottom-loading truck rack and storage tank capacity of 256,000 barrels. The 6" pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border, approximately 30 miles south of Wyoming Refining's Newcastle, Wyoming refinery. From Douglas, the Partnership's 8" pipeline continues southward through a delivery point at the Burlington Northern junction to the terminal at Cheyenne, Wyoming. The Cheyenne terminal has a two bay, bottom-loading truck rack, storage tank capacity of 345,000 barrels and serves as a receiving point for products from the Frontier Oil & Refining Company refinery at Cheyenne, as well as a product delivery point to the Cheyenne pipeline. From the Cheyenne terminal, the 8" pipeline extends south into Colorado to the Dupont terminal located in the Denver metropolitan area. The Dupont terminal is the largest terminal on the West Pipeline system, with a six bay, bottom-loading truck rack and tankage capacity of 692,000 barrels. The 8" pipeline continues to the Commerce City station, where the West Pipeline can receive from and transfer product to the Ultramar Diamond Shamrock and Conoco refineries and the Phillips Petroleum terminal. From Commerce City, a 6" line continues south 90 miles where the system terminates at the Fountain, Colorado terminal serving the Colorado Springs area. The Fountain terminal has a five bay, bottom-loading truck rack and storage tank capacity of 366,000 barrels.

         The West Pipeline system parallels the Partnership's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming terminal. Conoco's Cheyenne pipeline runs from west to east from the Cheyenne terminal to near the East Pipeline's North Platte terminal, although a portion of the line from Sidney, Nebraska (approximately 100 miles from Cheyenne) to North Platte has been deactivated. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers, who, with a few exceptions, are also shippers on the Partnership's East Pipeline system.

         Other Systems

         The Partnership also owns three single-use pipelines, located in Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, though the Wyoming line requires minimal start-up assistance, which is provided by the railroad. For the year ended December 31, 1998, these three systems combined transported a total of 3.2 million barrels of diesel fuel, representing an aggregate of $1.3 million in revenues.

         Pipelines Products and Activities

         The Pipelines' revenues are based upon volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated:

                                                              Year Ended December 31,
                                ---------------------------------------------------------------------------------
                                    1998              1997             1996             1995(4)           1994
                                -----------       -----------      -----------       -----------      -----------
Volume (1).................          77,965            69,984           73,839            74,965           54,546
Barrel miles (2)...........          17,007            16,144           16,735            16,594           14,460
Revenues (3)...............         $63,421           $61,320          $63,441           $60,192          $46,117


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

         The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                             Year Ended December 31,
                                                             (Thousands of Barrels)
                              -----------------------------------------------------------------------------------
                                    1998              1997             1996              1995             1994
                              -------------       -----------      -----------       -----------      -----------
Gasoline.................            33,133            32,237           36,063            37,348           23,958
Diesel and fuel oil......            41,087            33,541           32,934            33,411           26,340
Propane..................             3,745             4,206            4,842             4,146            4,204
Other....................              -                 -                -                   60               44
                                -----------       -----------      -----------       -----------      -----------
     Total...............            77,965            69,984           73,839            74,965           54,546
                                ===========       ===========      ===========       ===========      ===========

         Diesel  and  fuel  oil  are  used  in  farm  machinery  and  equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered.

         Maintenance and Monitoring

         The Pipelines have been constructed and are maintained in a manner consistent with applicable Federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines, in order to prolong the useful lives of the Pipelines. Such measures includes cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the rights-of-way for the Pipelines and possible damage to the Pipelines.

         The Partnership uses a state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software program to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters upon deviations from normal operations that requires attention.

         Pipeline Operations

         Both the East Pipeline and the West Pipeline are interstate pipelines and thus subject to Federal regulation by such governmental agencies as the Federal Energy Regulatory Commission ("FERC"), the Department of Transportation, and the Environmental Protection Agency. Additionally, the West Pipeline is subject to state regulation of certain intrastate rates in Colorado and Wyoming and the East Pipeline is subject to state regulation in Kansas. See "Regulation."

         Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to Federal tariff regulation. In May 1998, KPOP was authorized by the FERC to adopt market-based rates in approximately one-half of its markets. Also, certain of its intrastate common carrier operations are subject to state tariff regulation. Common carrier activities are those under which transportation through the Pipelines is available at published tariffs filed, in the case of interstate shipments, with the FERC, or in the case of intrastate shipments in Kansas, Colorado and Wyoming, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation.

         In general, a shipper on one of the Pipelines delivers products to the pipeline from refineries or pipelines that connect to the pipeline. The Pipelines' operations also include 20 truck loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

         Each shipper transporting product on a pipeline is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines.

          The following table shows the number of tanks owned by KPOP at each terminal location at December 31, 1998 (except as indicated), the storage capacity in barrels and truck capacity of each terminal location.

 Location of                   Number                 Tankage          Truck
 Terminals                    of Tanks               Capacity       Capacity(a)
--------------------         ----------             ----------      ----------
 Colorado:
  Dupont                         18                  692,000              6
  Fountain                       13                  366,000              5
 Iowa:
  LeMars                          9                  103,000              2
  Milford(b)                     11                  172,000              2
  Rock Rapids                    12                  366,000              2
 Kansas:
  Concordia(c)                    7                   79,000              2
  Hutchinson                      9                  162,000              1
 Nebraska:
  Columbus(d)                    12                  191,000              2
  Geneva                         39                  678,000              8
  Norfolk                        16                  187,000              4
  North Platte                   22                  198,000              5
  Osceola                         8                   79,000              2
 North Dakota:
  Jamestown                      13                  188,000              2
 South Dakota:
  Aberdeen                       12                  181,000              2
  Mitchell                        8                   72,000              2
  Rapid City                     13                  256,000              3
  Sioux Falls                     9                  394,000              2
  Wolsey                         21                  149,000              4
  Yankton                        25                  246,000              4
 Wyoming:
  Cheyenne                       15                  345,000              2
                              ------              -----------
              Totals            292                5,104,000
                              ======              ===========

(a)      Number of trucks that may be simultaneously loaded.
(b) This terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. KPOP has the right to renew the lease upon its expiration for an additional term of 20 years at the same annual rental rate.
(c) This terminal is situated on land leased through the year 2060 for a total rental of $2,000.
(d)      Also loads rail tank cars.

         The East Pipeline also has intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 388,000 and 534,000 barrels, respectively. During 1998, approximately 55% and 87% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

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

         Most of the refined petroleum products delivered through the East Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

         While there is some agricultural demand for the refined petroleum products delivered through the West Pipeline, as well as military jet fuel volumes, most of the demand is centered in the Denver and Colorado Springs area. Because demand on the West Pipeline is significantly weighted toward urban and suburban areas, the product mix on the West Pipeline includes a substantially higher percentage of gasoline than the product mix on the East Pipeline.

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

         The majority of the refined petroleum product transported through the East Pipeline in 1998 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refinery Association ("NCRA"), Texaco, Inc. and Conoco, Inc. respectively. The NCRA and Texaco refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA, accounted for approximately 36% of the total amount of product shipped over the East Pipeline in 1998. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from a pipeline originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

         The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier refinery located at Cheyenne, Wyoming, the Ultramar Diamond Shamrock and Conoco refineries located at Denver, Colorado, and Sinclair's Little America refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana, area refineries through a connecting pipeline.

          Principal Customers

         KPOP had a total of approximately 50 shippers in 1998. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $48.3 million, $43.8 million and $46.5 million, which accounted for 76%, 74% and 76% of total revenues shipped for each of the years 1998, 1997 and 1996, respectively.

         Competition and Business Considerations

         The East Pipeline's major competitor is an independent, regulated common carrier pipeline system owned by The Williams Companies, Inc. ("Williams") that operates approximately 100 miles east of and parallel to the East Pipeline. The Williams system is a substantially more extensive system than the East Pipeline. Furthermore, Williams and its affiliates have capital and financial resources that are substantially greater than those of the Partnership. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Fifteen of the East Pipeline's 16 delivery terminals are located within 2 to 145 miles of, and in direct competition with Williams' terminals.

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


Liquids Terminaling

         Introduction

         The Partnership's Support Terminal Services operation ("ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 1998, the Partnership's terminaling business accounted for approximately 50% of the Partnership's revenues. As of December 31, 1998, ST operated 33 facilities in 18 states and the District of Columbia, with a total storage capacity of approximately 22.2 million barrels. In January 1999, ST made its first international acquisition, with the purchase of six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels (see: "Recent Development"). ST and its predecessors have been in the terminaling business for over 40 years and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids.

         ST's terminal facilities provide storage on a fee basis for petroleum products, specialty chemicals and other liquids. ST's six largest domestic terminal facilities are located in Piney Point, Maryland; Linden, New Jersey (50% owned joint venture); Jacksonville, Florida; Texas City, Texas; Baltimore, Maryland; and, Westwego, Louisiana. Excluding the Linden, New Jersey facility, which was acquired by ST in November 1998 (see: "Description of Largest Terminal Facilities"), these facilities accounted for approximately 67.6% of ST's revenues and 64.8% of its tankage capacity in 1998.

         Description of Largest Terminal Facilities

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

         Linden, New Jersey. In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire the management of and a 50% ownership interest in the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44 acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal has two docks (and leases a third) with draft limits of 35 and 24 feet, respectively.

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

         Texas City, Texas. The Texas City facility is situated on 39 acres of land leased from the Texas City Terminal Railway Company ("TCTRC") with long-term renewal options. Located on Galveston Bay near the mouth of the Houston Ship Channel, approximately sixteen miles from open water, the Texas City terminal consists of 124 tanks with a total capacity of approximately 2 million barrels. The eastern end of the Texas City site is adjacent to three deep-water docking facilities, which are also owned by TCTRC. The three deep-water docks include two 36-foot draft docks and a 40-foot draft dock. The docking facilities can accommodate any ship or barge capable of navigating the 40-foot draft of the Houston Ship Channel. ST is charged dockage and wharfage fees on a per vessel and per unit basis, respectively, by TCTRC, which it passes on to its customers.

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

         Other Terminal Sites. In addition to the six major facilities described above, ST has 27 other terminal facilities located throughout the United States, and, as a result of a January 1999 transaction, six facilities in the United Kingdom. Two domestic facilities, located in Blue Island, Illinois and Vancouver, Washington, were acquired during 1998. ST also expanded the capacity of its Stockton, California facility through two additional transactions, one of which involved the disposition of a ST terminal facility located in Imperial, California. During 1998, ST also elected not to proceed with its previously announced purchase, from Stolthaven Chicago, Inc. of a Chicago area terminal facility. The 27 facilities represented approximately 35.2% of ST's total tankage capacity and approximately 32.4% of its total revenue for 1998. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions; and, Vancouver, Washington, which handles chemicals and bulk fertilizer, these facilities primarily store petroleum products for a variety of customers. These facilities provide ST with a geographically diverse base of customers and revenue.

         Recent Development. In January 1999, ST acquired six terminals located in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.4 million) plus the assumption of certain liabilities. The terminals have an aggregate capacity of 5.5 million barrels in 307 tanks, are served by deep water marine docks and handle a wide variety of liquids, including petroleum products, chemicals (including fats and vegetable oils) and molten sulfur. The transaction, the first international acquisition by ST, was financed by bank borrowings. Three of the terminals are located in England, two in Scotland and one in Northern Ireland.

         The following table outlines ST's terminal locations, capacities, tanks and primary products handled:

                                    Tankage            No. of              Primary Products
   Facility                         Capacity            Tanks                   Handled
  ---------------------------      ----------         ---------   ---------------------------------
  Primary Terminals:
  Piney Point, MD                   5,403,000            28          Petroleum
  Linden, NJ(a)                     3,884,000            22          Petroleum
  Jacksonville, FL                  2,066,000            30          Petroleum
  Texas City, TX                    2,002,000           124          Chemicals and Petrochemicals
  Westwego, LA                        858,000            54          Molasses, Fertilizer, Caustic
  Baltimore, MD                       821,000            49          Chemicals, Asphalt, Jet Fuel

  Other Terminals:
  Montgomery, AL(b)                   162,000             7          Petroleum, Jet Fuel
  Moundville, AL                      310,000             6          Jet Fuel
  Tuscon, AZ(b)                       181,000             7          Petroleum
  Stockton, CA                        551,000            25          Petroleum
  Farragut St., DC                    176,000             5          Petroleum
  M Street, DC                        133,000             3          Petroleum
  Homestead, FL(b)                     72,000             2          Jet Fuel
  Augusta, GA                         110,000             8          Petroleum
  Bremen, GA                          180,000             8          Petroleum, Jet Fuel
  Brunswick, GA                       302,000             3          Petroleum, Pulp Liquor
  Columbus, GA                        180,000            25          Petroleum, Chemicals
  Macon, GA(b)                        307,000            10          Petroleum, Jet Fuel
  Savannah, GA                        861,000            19          Petroleum, Chemicals
  Blue Island, IL                     752,000            19          Petroleum
  Chillicothe, IL                     270,000             6          Petroleum
  Peru, IL                            221,000             8          Petroleum, Fertilizer
  Indianapolis, IN                    410,000            18          Petroleum
  Salina, KS                           98,000            10          Petroleum
  Andrews AFB Pipeline, MD             72,000             3          Jet Fuel
  Winona, MN                          229,000             7          Fertilizer
  Alamogordo, NM(b)                   120,000             5          Jet Fuel
  Drumright, OK                       315,000             4          Jet Fuel
  San Antonio, TX                     207,000             4          Jet Fuel
  Cockpit Point, VA                   554,000            16          Petroleum, Asphalt
  Virginia Beach, VA(b)                40,000             2          Jet Fuel
  Vancouver, WA                        94,000            31          Chemicals, Fertilizer
  Milwaukee, WI                       308,000             7          Petroleum
  Grays, England                    1,950,000            53          Petroleum
  Eastham, England                  2,250,000           162          Chemicals, Animal Fats
  Runcorn, England                    145,000             4          Molten sulphur
  Glasgow, Scotland                   344,000            16          Petroleum
  Leith, Scotland                     458,000            34          Petroleum
  Belfast, Northern Ireland           315,000            38          Petroleum
                              ---------------       -------
                                   27,711,000           882
                              ===============       =======

  (a)  The terminal is 50% owned by ST.
  (b) Facility also includes pipelines to U.S. government military base locations.


         Customers

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

          Competition and Business Considerations

         In addition to the terminals owned by independent terminal operators, such as ST, many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators, such as ST. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

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

         Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with a greater diversity of terminals with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

         Several   companies   offering  liquid   terminaling   facilities  have
significantly more capacity than ST. However, much of ST's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators, including GATX Terminals Corporation, Williams, and Petroleum Fuel & Terminal Company, have facilities used primarily for petroleum related products. As a result, many of ST's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.


Capital Expenditures

         Capital expenditures by the Pipelines, excluding acquisitions, were $5.0 million, $4.5 million and $3.4 million for 1998, 1997 and 1996, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $4.4 million, $6.1 million and $3.6 million, for 1998, 1997 and 1996, respectively.

         Capital expenditures of the Partnership during 1999 are expected to be approximately $12 million to $16 million. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. The General Partner intends to finance future expansion capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the
Partnership will have the ability to finance such expenditures through borrowings or choose to do so.

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

         Under Title XVIII of the Energy Policy Act of 1992 (the "EP Act"), rates that were in effect on October 24, 1991 that were not subject to a protest, investigation or complaint are deemed to be just and reasonable. Such rates are subject to challenge only for limited reasons. Any relief granted pursuant to such challenges may be prospective only. Because the Partnership's rates that were in effect on October 24, 1991, were subject to investigation and protest at that time, its rates were not deemed to be just and reasonable pursuant to the EP Act. The Partnership's current rates became final and effective in April 1994, and the Partnership believes that its currently effective tariffs are just and reasonable and would withstand challenge under the FERC's cost-based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

         On October 22, 1993, the FERC issued Order No. 561 which adopted a simplified rate making methodology for future oil pipeline rate changes in the form of indexation. Indexation, which is also known as price cap regulation, establishes ceiling prices on oil pipeline rates based on application of a broad-based measure of inflation in the general economy to existing rates. Rate increases up to the ceiling level are to be discretionary for the pipeline, and, for such rate increases, there will be no need to file cost-of-service or supporting data. Moreover, so long as the ceiling is not exceeded, a pipeline may make a limitless number of rate change filings. This indexing mechanism calculates a ceiling rate. Rate decreases are required if the indexing mechanism operates to reduce the ceiling rate below a pipeline's existing rates. The pipeline may increase its rates to this calculated ceiling rate without filing a formal cost based justification and with limited risk of shipper protests.

         The indexation method is to serve as the principal basis for the establishment of oil pipeline rate changes in the future. However, the FERC determined that a pipeline may utilize any one of the following alternative methodologies to indexing: (i) a cost-of-service methodology may be utilized by a pipeline to justify a change in a rate if a pipeline can demonstrate that its increased costs are prudently incurred and that there is a substantial divergence between such increased costs and the rate that would be produced by application of the index; and (ii) a pipeline may base its rates upon a "light-handed" market-based form of regulation if it is able to demonstrate a lack of significant market power in the relevant markets.

         On September 15, 1997, the Partnership filed an Application for Market Power Determination with the FERC seeking market based rates for approximately half of its markets. In May 1998, the FERC granted the Partnership's application and approximately half of the pipelines markets subsequently became subject to market force regulation.

         In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the Partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff also supported the disallowance of income taxes. The FERC recently decided this case on the same basis as the Lakehead case. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

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


Environmental Matters

         General. The operations of the Partnership are subject to Federal, state and local laws and regulations relating to the protection of the environment in the United States and, since February 1999, the environmental laws and regulations of the United Kingdom in regard to the terminals acquired from GATX Terminals, Limited, in the United Kingdom. See "Liquids Terminaling - Recent Development." Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, past and present, could result in substantial costs and liabilities to the Partnership.

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

         Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. The East Pipeline has experienced limited groundwater contamination at five terminal sites (Milford, Iowa; Norfolk and Columbus, Nebraska; and Aberdeen and Yankton, South Dakota) resulting from spills of refined petroleum products. Regulatory authorities have been notified of these findings and remediation projects are underway or under construction using various remediation techniques. The Partnership estimates that $1,260,000 has been expended to date for remediation at these five sites and that ongoing remediation expenses at each site will not have a material effect on the East Pipeline. Groundwater contamination is also known to exist at East Pipeline sites in Augusta, Kansas and in Potwin, Kansas, but no remediation has been required. Although no assurances can be made, if remediation is required, the Partnership believes that the resulting cost would not be material.

         Groundwater remediation efforts are ongoing at all four of the West Pipeline's terminals and at a Wyoming pump station. Regulatory officials have been consulted in the development of remediation plans. In connection with the purchase of the West Pipeline, KPOP agreed to implement remediation plans at these specific sites over the succeeding five years following the acquisition in return for the payment by the seller, Wyco Pipe Line Company, of $1,312,000 to KPOP to cover the discounted estimated future costs of these remediations. In conjunction with the acquisition, the Partnership accrued $1.8 million for these future remediation expenses.

         In May 1998, the West Pipeline, at a point between Dupont, Colorado and Fountain, Colorado failed, and approximately 1,000 barrels of product was released. Containment and remedial action was immediately commenced. Upon investigation, it appeared that the failure of the pipeline was due to damage caused by third party excavations. The Partnership has made claim to the third party as well as to its insurance carriers. The Partnership has entered into a Compliance Order on Consent with the State of Colorado with respect to the remediation. As of December 31, 1998, the Partnership has incurred $1.1 million of costs in connection with this incident. Future costs are not anticipated to be significant, and the Partnership expects to recover substantially all of its costs from either the third party or its insurance carrier.

         ST has experienced groundwater contamination at its terminal sites at Baltimore, Maryland, and Alamogordo, New Mexico. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. Groundwater contamination also exists at the ST terminal site in Stockton, California and in the areas surrounding this site as a result of the past operations of five of the facilities operating in this area. ST has entered into an agreement with three of these other companies to allocate responsibility for the clean up of the contaminated area. Under the current approach, clean up will not be required, however based on risk assessment, the site will continue to be monitored and tested. In addition, ST is responsible for up to two-thirds of the costs associated with existing groundwater contamination at a formerly owned terminal at Marcy, New York, which also is being remediated through extraction wells and air strippers. The Partnership has expended approximately $878,000 through 1998 for remediation at these four sites and estimates that on-going remediation expenses will aggregate approximately $200,000 to $300,000 over the next three years.

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

         Aboveground Storage Tank Acts. A number of the states in which the Partnership operates in the United States have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not currently a Federal statute regulating these above ground tanks, there is a possibility that such a law will be passed in the United States within the next couple of years. The Partnership is in substantial compliance with all above ground storage tank laws in the states with such laws. Although no assurance can be given, the Partnership believes that the future implementation of above ground storage tank laws by either additional states or by the Federal government will not have a material adverse effect on the Partnership's financial condition or results of operations.

         Air Emissions. The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of the Pipelines are in substantial compliance with such statutes in all states in which they operate.

         Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that have been and are to be developed and implemented by the EPA and state environmental agencies. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides are subject to increasingly stringent regulations, including requirements that certain sources install maximum or reasonably available control technology. In addition, the 1999 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V Permits"), which applies to some of the Partnership's facilities. Additionally, new dockside loading facilities owned or operated by the Partnership in the United States will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations will control VOC emissions from the loading and unloading of tank vessels.

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

         Solid Waste. The Partnership generates non-hazardous solid waste that is subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes in the United States. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, the Partnership is not required to comply with a substantial portion of the RCRA requirements because the Partnership's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during pipeline operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

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

         Environmental Impact Statement. The United States National Environmental Policy Act of 1969 (the "NEPA") applies to certain extensions or additions to a pipeline system. Under NEPA, if any project that would significantly affect the quality of the environment requires a permit or approval from any United States Federal agency, a detailed environmental impact statement must be prepared. The effect of the NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction.

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


Safety Regulation

         The Pipelines are subject to regulation by the United States Department of Transportation under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

         The Partnership is subject to the requirements of the United States Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local authorities and citizens. The Partnership believes that it is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

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


Employees

         The Partnership has no employees. The business of the Partnership is conducted by the General Partner, KPL, which at December 31, 1998, employed 540 persons. Approximately 183 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 77 persons employed at four of KPL's terminal unit locations were subject to collective bargaining or similar contracts at that date. Union contracts regarding conditions on employment for 36, 12, 20 and 9 employees are in effect through June 28, 1999, November 1, 2000, June 30, 2001 and February 28, 2002, respectively. All such contracts are subject to automatic renewal for successive one year periods unless either party provides written notice to terminate or modify such agreement in a timely manner.


Item 2.    Properties

         The properties owned or utilized by the Partnership and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of the Partnership and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Note 6 to the Partnership's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this
Item 2.

         The properties used in the operations of the Pipelines are owned by KPP, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2004. The majority of ST's facilities are owned, while the remainder, including most of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


Item 3.    Legal Proceedings

         Certain subsidiaries of the Partnership are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from whom the Partnership acquired ST in 1993, involving certain issues allegedly arising out of the Partnership's acquisition of ST. Grace alleges that the defendants assumed responsibility for certain environmental damages to a former ST facility located in Massachusetts that occurred at a time prior to the Partnership's acquisition of ST. The defendants have also received and responded to inquiries from two governmental authorities in connection with the same allegation by Grace. The defendants' consistent position is that it did not acquire the facility in question as part of the 1993 ST transaction and, consequently, did not assume any responsibility for the environmental damage. The case is set for trial in June, 1999.

         Additionally, the Partnership is a party to several lawsuits arising, from time to time, in the ordinary course of business. Subject to certain deductibles and self-insurance retentions, substantially all the claims made in these lawsuits are covered by insurance policies.

Item 4.    Submission of Matters to a Vote of Security Holders

         The Partnership did not hold a meeting of Unitholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 1998.


                                     PART II


Item 5.    Market for the Registrant's Units and Related Unitholder Matters

         The Partnership's limited partnership interests ("Units") are listed and traded on the New York Stock Exchange (the "NYSE"), under the symbol "KPP." At March 15, 1999, there were approximately 1,000 Unitholders. On August 14, 1998, the Partnership paid its regular quarterly cash distribution of $0.65 per Unit to the holders of each class of the Partnership's outstanding Units. This cash distribution represented the twelfth consecutive quarterly cash distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $0.55 Minimum Quarterly Distribution, as such terms are defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As a result of this payment, pursuant to the terms of the Partnership Agreement, the Preference Period ended effective July 1, 1998, and all differences and distinctions between Senior Preference, Preference and Common Units automatically ceased as of such date. Consequently, as of August 14, 1998, all outstanding units of limited partnership interests in the Partnership were designated as "Units," constituting a single class of securities. Set forth below are prices on the NYSE and cash distributions for the periods indicated for Senior Preference Units and Preference Units, respectively, through August 14, 1998 and, thereafter, for Units.


                           Senior Preference            Preference                                           Cash
                            Unit Prices (1)           Unit Prices (1)                Unit Prices (2)    Distributions
Year                      High         Low           High         Low             High          Low       Declared(3)
----                    ---------------------      ---------------------         ---------------------   -------------
1997:
     First Quarter       31 1/4      28             28 5/8      26 1/2                                     $  .60
     Second Quarter      30 1/4      27 1/8         28 3/8      26 1/4                                        .60
     Third Quarter       31 13/16    29             30 7/8      27 7/8                                        .65
     Fourth Quarter      36 11/16    29 13/16       36 1/2      29 5/8                                        .65

1998:
     First Quarter       37 1/2      34 11/16       36 1/8      33 1/4                                        .65
     Second Quarter      37 7/8      34             35 5/8      33 5/16                                       .65
     Third Quarter       37 7/8      32 3/16        35 3/8      32 1/8           33           29 7/5          .65
     Fourth Quarter                                                              33 1/4       29 5/8          .65

1999:
     First Quarter                                                               34 7/16      29 3/8
        (through March 15, 1999)

(1)  Through August 14, 1998
(2)  From August 14, 1998
(3)  The amounts shown were paid on each class of units.


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

                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                            1998           1997           1996         1995(a)         1994
                                         ---------     ----------      ----------    ----------    ----------
Income Statement Data:
Revenues............................     $ 125,812     $  121,156      $ 117,554     $   96,928    $   78,745
                                         ---------     ----------      ---------     ----------    ----------

Operating costs.....................        52,200         50,183         49,925         40,617        33,586
Depreciation and amortization.......        12,148         11,711         10,981          8,261         7,257
General and administrative..........         6,261          5,793          5,259          5,472         4,924
                                         ---------     ----------      ---------     ----------    ----------

  Total costs and expenses..........        70,609         67,687         66,165         54,350        45,767
                                         ---------     ----------      ---------     ----------    ----------

Operating income....................        55,203         53,469         51,389         42,578        32,978
Interest and other income...........           626            562            776            894         1,299
Interest expense....................       (11,304)       (11,332)       (11,033)        (6,437)       (3,706)
Minority interest in net income.....          (441)          (420)          (403)          (360)         (295)
                                         ---------     -----------     ----------    -----------   -----------
Income before income taxes..........        44,084         42,279         40,729         36,675        30,276
Income tax provision (b)............          (418)          (718)          (822)          (627)         (818)
                                         ---------     -----------     ----------    -----------   -----------

Net income..........................     $  43,666     $   41,561      $  39,907     $   36,048    $   29,458
                                         =========     ==========      =========     ==========    ==========

Allocation of net income (c)(d) per:
    Unit............................     $    2.67
                                         =========
    Senior Preference Unit .........                   $     2.55      $    2.46     $     2.20    $     2.20
                                                       ==========      =========     ==========    ==========
    Preference Unit.................                   $     2.55      $    2.46     $     2.20    $     2.20
                                                       ==========      =========     ==========    ==========

Cash Distributions declared per (d):
    Unit............................     $    2.60
                                         =========
    Senior Preference Unit..........                   $     2.50      $    2.30     $     2.20    $     2.20
                                                       ==========      =========     ==========    ==========
    Preference Unit.................                   $     2.50      $    2.30     $     2.20    $     2.20
                                                       ==========      =========     ==========    ==========

Balance Sheet Data (at period end):
Property and equipment, net.........     $ 289,631     $  247,132      $ 249,733     $  246,471    $  145,646
Total assets........................       308,432        269,032        274,765        267,787       163,105
Long-term debt......................       153,000        132,118        139,453        136,489        43,265
Partners' capital...................       105,388        104,196        103,340        100,748        99,754

(a) Includes the operations of the West Pipeline since its acquisition in February 1995 and the operations of Steuart since its acquisition in December 1995.

(b) Subsequent to the acquisition of ST in March 1993, certain operations are conducted in taxable entities.

(c) Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to any class of units that did not receive the same amount of cash distributions per unit (if any). If the same cash distributions per unit are declared for all classes of units, income or loss is allocated pro rata based on the aggregate amount of distributions declared.

(d) Prior to the third quarter of 1998, the Partnership had three classes of partnership interests designated as Senior Preference Units, Preference Units and Common Units, respectively. Pursuant to the Partnership Agreement, on August 14, 1998, each such class of units were converted into a single class designated as "Units", effective July 1, 1998. Allocations of net income and cash distributions declared were equal for all classes of units in 1998. See "Item 5 - Market for Registrant's Units and Related Unitholder Matters."


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

         On October 30, 1998, the Partnership, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, the Partnership acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The petroleum storage facility, which has capacity of 3.9 million barrels in 22 tanks, was financed by the Partnership's existing revolving credit facility and a revolving promissory note.

         On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.4 million) plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of 5.5 million barrels, was financed by term loans from a bank. Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

         The Partnership is the third largest independent liquids terminaling company in the United States. At December 31, 1998, ST operated 33 facilities in 18 states and the District of Columbia with an aggregate tankage capacity of approximately 22.2 million barrels.



Pipeline Operations

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             1998                 1997                1996
                                                          -----------        --------------       -----------
                                                                             (in thousands)

Revenues................................................  $    63,421          $    61,320        $    63,441
Operating costs.........................................       22,057               21,696             23,692
Depreciation and amortization...........................        4,619                4,885              4,817
General and administrative..............................        3,115                2,912              2,711
                                                          -----------          -----------        -----------
Operating income........................................  $    33,630          $    31,827        $    32,221
                                                          ===========          ===========        ===========

         Pipelines revenues are based on volumes shipped and the distances over which such volumes are transported. For the year ended December 31, 1998, revenues increased by $2.1 million, or 3%, compared to 1997, due to an overall increase in volumes shipped, primarily on the East Pipeline. For the year ended December 31, 1997, revenues decreased by $2.1 million, or 3%, compared to 1996, primarily as a result of adverse effects on product demand caused by abnormal weather patterns in the Midwest and shifts in the distribution of product supplies in the Rocky Mountain area. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 17.0 billion, 16.1 billion and
16.7 billion for the years ended December 31, 1998, 1997 and 1996, respectively.

         Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased $0.4 million in 1998 and decreased $2.0 million in 1997. The changes in both years were primarily in materials and supplies, including additives, that are volume related, and in outside services. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs, increased by $0.2 million in each of the years ended December 31, 1998 and 1997.


Terminaling Operations

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             1998                 1997                1996
                                                          -----------      --------------         -----------
                                                                           (in thousands)

Revenues................................................  $    62,391        $    59,836          $    54,113
Operating costs.........................................       30,143             28,487               26,233
Depreciation and amortization...........................        7,529              6,826                6,164
General and administrative..............................        3,146              2,881                2,548
                                                          -----------        -----------          -----------
Operating income........................................  $    21,573        $    21,642          $    19,168
                                                          ===========        ===========          ===========

         For the years ended December 31, 1998 and 1997, revenues increased by $2.6 million and $5.7 million, respectively, due to terminal acquisitions and increased utilization of existing terminals due to favorable market conditions, partially offset by a decrease in the overall price realized for storage in 1998. Average annual tankage utilized for the years ended December 31, 1998, 1997 and 1996 aggregated 15.2 million barrels, 12.4 million barrels and 11.9 million barrels, respectively. The 1998 and 1997 increases in average annual tankage utilized resulted from increased storage at the Partnership's largest petroleum storage facility and the terminal acquisitions. Average revenues per barrel of tankage utilized for the years ended December 31, 1998, 1997 and 1996 was $4.11, $4.83 and $4.55, respectively. The decrease in 1998 was due to the storage of a larger proportionate volume of petroleum products, which are historically at lower rates per barrel than specialty chemicals.

         Operating costs increased by $1.7 million in 1998 and $2.3 in 1997, due to the increases in tank utilization and terminal acquisitions. General and administrative expense increased by $0.3 million in each of the years ended December 31, 1998 and 1997.

         Total tankage capacity (22.2 million barrels at December 31, 1998) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


Liquidity and Capital Resources

         Cash provided by operating activities was $58.8 million, $54.8 million and $49.2 million for the years 1998, 1997 and 1996, respectively. The increase in cash provided by operations in 1998 resulted primarily from overall improvements in revenues and operating income in the pipeline operations from increased volumes shipped. The increase in 1997 was primarily a result of improvements in revenues and operating income in the terminaling operations.

         At December 31, 1998, the Partnership had a net working capital deficit of approximately $23.1 million resulting from, among other factors, cash paid and short-term debt incurred for acquisitions which closed near the end of 1998. The General Partner believes that the Partnership will be able to meets its ongoing obligations with cash flows from operations, along with the Partnership's ability to refinance and/or issue additional debt, and that the Partnership's ability to pay distributions to the holders of Units has not been impaired; however, there can be no assurance in this regard.

         Capital expenditures, excluding expansion capital expenditures, were $9.4 million, $10.6 million and $7.1 million for 1998, 1997 and 1996, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, material. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverages. Capital expenditures of the Partnership during 1999 are expected to be approximately $12 million to $16 million. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.

         The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $2.60 per unit were declared to Unitholders in 1998, $2.50 per unit was declared in 1997 and $2.30 per unit was declared in 1996. Payment of the August 14, 1998, regular cash distribution represented the twelfth consecutive quarterly distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $0.55 Minimum Quarterly Distribution specified in the Partnership Agreement. Accordingly, pursuant to the terms of the Partnership Agreement, all differences and distinctions between Senior Preference Units, Preference Units and Common Units automatically ceased as of such date. At that time, all outstanding units of limited partnership interest in the Partnership became "Units" constituting a single class of equity securities, which trade on the New York Stock Exchange under the symbol "KPP".

         The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership borrowings and/or future public unit offerings.

         In October 1998, a wholly-owned subsidiary of the Partnership entered into a Promissory Note Agreement with a bank that, as amended on February 1, 1999, provides a $15 million revolving credit availability through June 30, 1999. The Promissory Note Agreement bears interest at variable interest rates and has a commitment fee of 0.35% per annum of the unused available balance. At December 31, 1998, $10.0 million was drawn under the Promissory Note Agreement.

         The Partnership has a Credit Agreement with two banks that currently provides a $25 million revolving credit facility for working capital and other partnership purposes. Borrowings under the Credit Agreement bear interest at variable rates and are due and payable in January 2001. The Credit Agreement has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1998, $25.0 million was drawn under this credit facility.

         In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the
U. S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC Staff also supported the disallowance of income taxes. The FERC recently decided the case on the same basis as the Lakehead case. If the FERC were to disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, the General Partner believes that the Partnership's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.


Year 2000 Issue

         Although the Partnership believes that most of its activities and operations are not materially impacted by Year 2000 Issues ("Y2K"), the Partnership recognizes the challenges associated with Y2K and has undertaken a review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Partnership are licensed from third parties and are Y2K compliant or will be upgraded to Y2K compliant releases before the end of 1999. This issue is being addressed by the Partnership in multiple phases, including assessment, remediation, testing and implementation, and progress is being monitored by the general partner's senior management. All material systems, including non-information technology systems which may house non-compliant, embedded technology are being evaluated.

         In addition to addressing the Partnership's own systems, as described above, the Partnership must assess the state of readiness of the systems of other entities with which it does business. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Partnership's operations.

         The Partnership believes its success in being Y2K compliant will not be conclusively known until the year 2000 is actually reached. Although failure by one or more of the Partnership's own systems could result in lost revenues and/or additional expenses required to carry out manual processing of transactions, the Partnership cannot predict the effect that external forces could have on its business. Failures by banking institutions, the telecommunications industry and others could have far-reaching effects on the entire economy and the Partnership.

         The Partnership's operations (including both information technology and non-information technology systems) are in varying states of readiness for compliance with Y2K issues. The initial assessment phase has been completed for substantially all of the Partnership's operations, and in many cases, remediation, testing and implementation activities have also been completed. The Partnership expects to complete all phases of its Y2K program prior to December 31, 1999.

         The Partnership believes that it is not possible to determine with certainty that all Y2K problems affecting the Partnership have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Partnership cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Partnership has hired an outside Y2K consultant to assist the Partnership in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Partnership. The plan is expected to be in place by the end of the second quarter of 1999.

         Expenses incurred by the Partnership during 1998 and 1997, related to assessing, remediating and testing its information technology systems, which were not material, have been expensed as incurred and funded from operations. The Partnership does not anticipate that the cost to become fully Y2K compliant will be material.


Allocation of Net Income and Earnings

         Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $2.66 and $2.53 for the years ended December 31, 1998 and 1997, respectively.


Item 7(a).    Quantitative and Qualitative Disclosure About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership centrally manages its debt and investment portfolios considering investment opportunities and risks and overall financing strategies. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to the financial position or performance of the Partnership. Assuming year-end 1998 variable rate debt and investment levels, a one percent change in interest rates would increase net interest expense by approximately $0.4 million.


Item 8.    Financial Statements and Supplementary Data

         The financial statements and supplementary data of the Partnership begin on page F-1 of this report. Such information is hereby incorporated by reference into this item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Reference is made to the Registrant's Current Reports on Forms 8-K and 8-K/A, dated November 6, 1998 and March 9, 1999, respectively, which reports are incorporated herein by reference.



                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         The Partnership is a limited partnership and has no directors. The Partnership is managed by KPL as general partner. Set forth below is certain information concerning the directors and executive officers of KPL. All directors of the Company are elected annually by Kaneb, as its sole stockholder. All officers serve at the discretion of the Board of Directors of KPL.

                                       Position with               Years of Service                         % of
Name                  Age                   KPL                        With KPL             Units(m)        O/S
-------------------- ------- ---------------------------------- ------------------------ --------------- -----------
Edward D. Doherty      63    Chairman of the Board and                    9 (a)                85,626        *
                               Chief  Executive Officer
Leon E. Hutchens       64    President                                   39 (b)                   500        *
Ronald D. Scoggins     44    Senior Vice President                        2 (c)                   824        *
Jimmy L. Harrison      45    Vice President and Controller                7 (d)                  -0-         *
Howard C. Wadsworth    54    Vice President, Treasurer                    5 (e)                  -0-         *
                               and Secretary
Sangwoo Ahn            60    Director                                    10 (f)                33,000        *
John R. Barnes         54    Director                                    12 (g)               216,100        1%
Murray A. Biles        68    Director                                    45 (h)                   500        *
Frank M. Burke, Jr.    59    Director                                     2 (i)                  -0-         *
Charles R. Cox         56    Director                                     4 (j)                   500        *
Hans Kessler           49    Director                                     2 (k)                  -0-         *
James R. Whatley       72    Director                                    10 (l)                22,400        *
                  All Officers and Directors as a group (12 persons)                          359,450       2.0%

*Less than one percent

(a) Mr. Doherty, Chairman of the Board and Chief Executive Officer of KPL since September 1989, is also Senior Vice President of Kaneb.

(b) Mr. Hutchens assumed his current position in January 1994, having been with KPL since January 1960. Mr. Hutchens had been Vice President since January 1981. Mr. Hutchens was Manager of Product Movement from July 1976 to January 1981.

(c) Mr. Scoggins became an executive officer of KPL in August 1997, prior to which he served in senior level positions for ST for more than 10 years.

(d) Mr. Harrison assumed his present position in November 1992, prior to which he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.

(e) Mr. Wadsworth also serves as Vice President, Treasurer and Secretary for Kaneb. Mr. Wadsworth joined Kaneb in October 1990.

(f) Mr. Ahn, a director of KPL since July 1989, is also a director of Kaneb. Mr. Ahn has been a general partner of Morgan Lewis Githens & Ahn, an investment banking firm, since 1982 and currently serves as a director of Gradall Industries, Inc., ITI Technologies, Inc., PAR Technology Corporation, Quaker Fabric Corporation, and Stuart Entertainment, Inc.

(g) Mr. Barnes, a director of KPL, is also Chairman of the Board, President and Chief Executive Officer of Kaneb.

(h) Mr. Biles joined KPL in November 1953 and served as President from January 1985 until his retirement at the close of 1993.

(i) Mr. Burke, a director of KPL since January 1997, is also a director of Kaneb. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. Mr. Burke also currently serves as a director of Medicalcontrol, Inc. He was previously associated with Peat, Marwick, Mitchell & Co. (now KPMG LLP), an international firm of certified public accountants, for twenty-four years.

(j) Mr. Cox, a director of KPL since September 1995, is also a director of Kaneb. Mr. Cox has been a private business consultant since retiring in January 1998 from Fluor Daniel, Inc., an international services company, where he served in senior executive level positions during a 27 year career with that organization.

(k) Mr. Kessler was elected to the Board on February 19, 1998 to fill a vacancy. Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd.

(l) Mr. Whatley, a director of KPL since July 1989, is also a director of Kaneb and served as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989.

(m) Partnership Units listed are those beneficially owned by the person indicated, his spouse or children living at home and do not include Units in which the person has disclaimed any beneficial interest.


Audit Committee

         Messrs. Sangwoo Ahn and Frank M. Burke, Jr. serve as the members of the Audit Committee of KPL. Such Committee will, on an annual basis, or more frequently as such Committee may determine to be appropriate, review policies and practices of the Company and the Partnership and deal with various matters as to which potential conflicts of interest may arise.


Committee Interlocks and Insider Participation

         The Company's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 1998, none of KPL's officers or employees participated in the deliberations of KPL's Board of Directors concerning executive officer compensation.


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

         Based solely on its review of the copies of such forms received by it, KPL believes that, since January 1, 1998, its officers and directors have complied with all applicable filing requirements with respect to the Partnership's equity securities, except that rather than being reported on a timely Form 4, Mr. Barnes reported on a Form 5 two acquisitions of a small number of Units by a family trust of which he is neither the grantor, trustee nor beneficiary and in which he disclaims any beneficial ownership.


Item 11.   Executive Compensation

         The Partnership has no executive officers, but is obligated to reimburse the Company for compensation paid to KPL's executive officers in connection with their operation of the Partnership's business.

         The following table sets forth information with respect to the aggregate compensation paid or accrued by the Company during the fiscal years 1998, 1997 and 1996, to the Chief Executive Officer and each of the other most highly compensated executive officers of KPL.

                           SUMMARY COMPENSATION TABLE

Name and Principal                   Annual Compensation             All Other
   Position           Year        Salary(a)          Bonus(b)    Compensation(c)
-------------------- -----      -----------------------------    ---------------

Edward D. Doherty(d)  1998      $  216,758        $      -0-           $  6,402
  Chairman of the     1997         208,350             18,420(f)          6,541
  Board and Chief     1996         200,333             93,040             6,832
  Executive Officer

Leon E. Hutchens      1998         188,083             10,000             7,027
  President           1997         180,617               -0-              7,338
                      1996         173,700             15,000             7,051

Ronald D. Scoggins(d) 1998         161,348(e)             -0-             6,100
  Senior Vice         1997         139,899(e)           9,210(g)          5,003
  President

Jimmy L. Harrison     1998         117,000              5,000             3,120
  Vice President      1997         110,532                -0-             2,854
  Controller          1996         105,532              4,000             3,775

(a) Amounts for 1998, 1997 and 1996, respectively, include deferred compensation for Mr. Doherty ($13,692, $12,980 and $14,901); Mr. Hutchens ($4,869, $922 and $2,529); and Mr. Scoggins ($10,600 and
         $7,950).

(b)      Amounts earned in year shown and paid the following year.

(c) Represents the Company's contributions to Kaneb's Savings Investment Plan (a 401(k) plan) and the imputed value of Company-paid group term life insurance.

(d) The compensation for these individuals is paid by Kaneb, which is reimbursed for all or substantially all of such compensation by KPL.

(e) Amounts for 1998 and 1997, respectively, include $31,131 and $13,608 in the form of Partnership Units (412 and 227) and Kaneb Services, Inc. Common Stock (1,322 and 1,927).

(f)      Includes deferred compensation of $18,420.

(g)      Includes deferred compensation of $9,210.


 Director's Fees

         During 1998, each member of KPL's Board of Directors who was not also an employee of the Company or Kaneb was paid an annual retainer of $10,000 in lieu of all attendance fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      At March 15, 1999, KPL owned a combined 2% General Partner interest in the Partnership and KPOP and, together with its affiliates, owned Units representing an aggregate limited partner interest of approximately 31%.


Item 13.   Certain Relationships and Related Transactions

         KPL  is  entitled  to  certain  reimbursements  under  the  Partnership
Agreement. For additional information regarding the nature and amount of such reimbursements, see Note 7 to the Partnership's consolidated financial statements.


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1)Financial Statements                                        Beginning
                                                                         Page

         Set forth below is a list of financial statements appearing in this report.

    Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
      Consolidated Statements of Income -
        Three Years Ended December 31, 1998..........................     F - 1
      Consolidated Balance Sheets - December 31, 1998 and 1997.......     F - 2
      Consolidated Statements of Cash Flows -
        Three Years Ended December 31, 1998..........................     F - 3
      Consolidated Statements of Partners' Capital -
        Three Years ended December 31, 1998..........................     F - 4
      Notes to Consolidated Financial Statements.....................     F - 5
      Reports of Independent Accountants.............................     F - 13


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

10.1 ST Agreement and Plan of Merger date December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 of the exhibits to Registrant's Current Report on Form 8-K ("Form 8-K"), dated March 16, 1993, which exhibit is hereby incorporated by reference.

10.2 Restated Credit Agreement between Kaneb Operating Partnership, L.P. ("KPOP"), Texas Commerce Bank, N.A., ("TCB"), and certain other Lenders, dated December 22, 1994 (the "TCB Loan Agreement"), filed as
         Exhibit 10.13 of the exhibits to the Registrant's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 1994, which exhibit is hereby incorporated by reference.

10.3     Amendmentto  the TCB Loan Agreement,  dated January 30, 1998,  filed as
         Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997.

10.4 Pledge and Security Agreement between Kaneb Pipe Line Company ("KPL") and TCB, dated October 11, 1993 (the "TCB Security Agreement"), filed as Exhibit 10.3 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.5     Amendment to the TCB Security Agreement, filed herewith.

10.5     Note Purchase  Agreements,  dated  December 22, 1994,  filed as Exhibit
         10.2 of the exhibits to Registrant's Form 8-K, dated March 13, 1995 (the "March 1995 Form 8-K"), which exhibit is hereby incorporated by reference.

10.6 Note Purchase Agreements, dated June 27, 1996, filed as Exhibit 10.5 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

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

10.9 Formationand Purchase Agreement, between and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed herewith.

10.10 Agreement, between and among, GATX Terminals Limited, ST Services, Ltd., ST Eastham, Ltd., GATX Termianls Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed herewith.

10.11    Credit  Agreement,   between  and  among,  Kaneb  Pipe  Line  Operating
         Partnership, L.P., ST Services, Ltd. and Suntrust Bank, Atlanta, dated January 27, 1999, filed herewith.

21       List of Subsidiaries, filed herewith.

27       Financial Data Schedule, filed herewith.


    (b)   Reports on Form 8-K

        Current Report on Form 8-K regarding a change in the Registrant's Certifying Accountant, dated November 6, 1998.

        Current Report on Form 8-K regarding the Acquisition of certain Terminal Storage Facilities located in the United Kingdom, dated February 12, 1999.

        Current report on Form 8-K/A regarding a change in the Registrant's Certifying Accountant, dated March 9, 1999.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                               1998                 1997                 1996
                                                          -------------         -------------        --------------
Revenues..............................................    $ 125,812,000         $ 121,156,000        $  117,554,000
                                                          -------------         -------------        --------------
Costs and expenses:
   Operating costs....................................       52,200,000            50,183,000            49,925,000
   Depreciation and amortization......................       12,148,000            11,711,000            10,981,000
   General and administrative.........................        6,261,000             5,793,000             5,259,000
                                                          -------------         -------------        --------------


      Total costs and expenses........................       70,609,000            67,687,000            66,165,000
                                                          -------------         -------------        --------------


Operating income......................................       55,203,000            53,469,000            51,389,000

Interest and other income.............................          626,000               562,000               776,000
Interest expense......................................      (11,304,000)          (11,332,000)          (11,033,000)
                                                          -------------         --------------       ---------------
Income before minority
   interest and income taxes..........................       44,525,000            42,699,000            41,132,000

Minority interest in net income.......................         (441,000)             (420,000)             (403,000)

Income tax provision..................................         (418,000)             (718,000)             (822,000)
                                                          -------------         --------------       ---------------
Net income ...........................................       43,666,000            41,561,000           39,907,000

General partner's interest
   in net income......................................         (735,000)             (560,000)             (403,000)
                                                          -------------         --------------       ---------------
Limited partners' interest
   in net income......................................    $  42,931,000         $  41,001,000        $   39,504,000
                                                          =============         =============        ==============
Allocation of net income per
   Unit as described in Note 2........................    $        2.67         $        2.55        $         2.46
                                                          =============         =============        ==============
Weighted average number of Partnership
   units outstanding..................................       16,060,000            16,060,000            16,060,000
                                                          =============         =============        ==============

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                            -----------------------------------
                                                  1998                 1997
                                            -------------        --------------
             ASSETS
Current assets:
   Cash and cash equivalents...........     $     849,000        $    6,376,000
   Accounts receivable.................        13,917,000            11,503,000
   Prepaid expenses....................         4,035,000             4,021,000
                                            -------------        --------------
      Total current assets.............        18,801,000            21,900,000
                                            -------------        --------------

Property and equipment.................       398,253,000           345,802,000
Less accumulated depreciation..........       108,622,000            98,670,000
                                            -------------        --------------
      Net property and equipment.......       289,631,000           247,132,000
                                            -------------        --------------
                                            $ 308,432,000        $  269,032,000
                                            =============        ==============

      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Short-term and current portion
     of long-term debt.................     $  10,000,000        $    2,335,000
   Accounts payable....................         3,939,000             2,400,000
   Accrued expenses....................         4,809,000             3,297,000
   Accrued distributions payable.......        10,725,000            10,725,000
   Accrued taxes, other than
     income taxes......................         2,080,000             1,957,000
   Deferred terminaling fees...........         3,526,000             2,892,000
   Payable to general partner..........         6,785,000             1,143,000
                                            -------------        --------------
      Total current liabilities........        41,864,000            24,749,000
                                            -------------        --------------

Long-term debt, less current portion...       153,000,000           132,118,000

Other liabilities and deferred taxes...         7,131,000             6,935,000

Minority interest......................         1,049,000             1,034,000

Commitments and contingencies

Partners' capital:
   Limited partners....................       104,342,000           103,167,000
   General partner.....................         1,046,000             1,029,000
                                            -------------        --------------
      Total partners' capital..........       105,388,000           104,196,000
                                            -------------        --------------
                                            $ 308,432,000        $  269,032,000
                                            =============        ==============

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                         ----------------------------------------------------------
                                                              1998                 1997                  1996
                                                         --------------      ----------------      ----------------
 Operating activities:
   Net income ........................................   $   43,666,000      $     41,561,000      $     39,907,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization...................       12,148,000            11,711,000            10,981,000
      Minority interest in net income.................          441,000               420,000               403,000
      Deferred income taxes...........................          481,000               651,000               601,000
      Changes in working capital components:
        Accounts receivable...........................       (2,414,000)               37,000            (1,330,000)
        Prepaid expenses..............................          (14,000)              300,000            (3,067,000)
        Accounts payable and accrued expenses.........        3,174,000              (336,000)            1,697,000
        Deferred terminaling fees.....................          634,000                18,000               240,000
        Payable to general partner....................          642,000               432,000              (252,000)
                                                          -------------         -------------        --------------
           Net cash provided by operating activities..       58,758,000            54,794,000            49,180,000
                                                          -------------         -------------        --------------

Investing activities:
   Capital expenditures...............................       (9,401,000)          (10,641,000)           (7,075,000)
   Acquisitions of pipelines and terminals............      (44,410,000)                  -              (8,507,000)
   Other..............................................       (1,121,000)              313,000              (630,000)
                                                          -------------         --------------       --------------
           Net cash used in investing activities......      (54,932,000)          (10,328,000)          (16,212,000)
                                                          -------------         -------------        --------------
Financing activities:
   Changes in amounts due to/from
      general partner.................................        5,000,000               975,000             2,570,000
   Issuance of short-term and long-term debt..........       35,000,000                 -                73,000,000
   Payments of long-term debt and capital lease.......       (6,453,000)           (7,036,000)          (69,777,000)
   Distributions, including minority interest.........      (42,900,000)          (40,225,000)          (36,872,000)
                                                          -------------         -------------        --------------
           Net cash used in financing activities......       (9,353,000)          (46,286,000)          (31,079,000)
                                                          -------------         -------------        --------------
Increase (decrease) in cash and cash equivalents......       (5,527,000)           (1,820,000)            1,889,000
Cash and cash equivalents at beginning of period......        6,376,000             8,196,000             6,307,000
                                                          -------------         -------------        --------------
Cash and cash equivalents at end of period............    $     849,000         $   6,376,000        $    8,196,000
                                                          =============         =============        ==============
Supplemental information - Cash paid for interest.....    $  11,156,000         $  11,346,000        $   10,368,000
                                                          =============         =============        ==============

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                      Limited          General
                                                                   Partners (a)        Partner            Total
                                                                  --------------    -------------    --------------
Partners' capital at January 1, 1996......................        $   99,750,000    $     998,000    $  100,748,000

1996 income allocation....................................            39,504,000          403,000        39,907,000

Distributions declared....................................           (36,938,000)        (377,000)      (37,315,000)
                                                                  --------------    -------------    --------------

Partners' capital at December 31, 1996....................           102,316,000        1,024,000       103,340,000

1997 income allocation....................................            41,001,000          560,000        41,561,000

Distributions declared....................................           (40,150,000)        (555,000)      (40,705,000)
                                                                  --------------    -------------    --------------

Partners' capital at December 31, 1997....................           103,167,000        1,029,000       104,196,000

1998 income allocation....................................            42,931,000          735,000        43,666,000

Distributions declared....................................           (41,756,000)        (718,000)      (42,474,000)
                                                                  --------------    -------------    --------------

Partners' capital at December 31, 1998....................        $  104,342,000    $   1,046,000    $  105,388,000
                                                                  ==============    =============    ==============

Limited partnership units outstanding at
  December 31, 1998, 1997 and 1996........................            16,060,000              (b)        16,060,000
                                                                  ==============    =============    ==============

(a) Prior to the third quarter of 1998, the Partnership had three classes of partnership interests designated Senior Preference Units, Preference Units and Common Units, respectively. Pursuant to the Partnership Agreement, on August 14, 1998, each such class of units were converted into a single class designated "Units", effective July 1, 1998. See
         Note 2.

(b)      KPL owns a combined 2% interest in the Partnership as General Partner.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    PARTNERSHIP ORGANIZATION

               Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), a master limited partnership, owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. Kaneb Pipe Line Company (the "Company"), a wholly-owned subsidiary of Kaneb Services, Inc. ("Kaneb"), as general partner, holds a 1% general partner interest in both the Partnership and KPOP. The Company's 1% interest in KPOP is reflected as the minority interest in the financial statements. At December 31, 1998, the Company, together with its affiliates, owned an approximate 31% interest as a limited partner and as a general partner owned a combined 2% interest.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The following significant accounting policies are followed by the Partnership in the preparation of the consolidated financial statements. The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and cash equivalents

               The Partnership's policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. The Partnership does not have any derivative financial instruments.

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

               The Partnership's Support Terminal Services operation ("ST") provides terminaling and other ancillary services. Storage fees are billed one month in advance and are reported as deferred income. Revenue is recognized in the month services are provided.


      Environmental matters

               Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action.

      Income tax considerations

      Income before income tax expense is made up of the following components:

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              1998                  1997                  1996
                                                          -------------         -------------        --------------

      Partnership operations.........................     $  42,827,000         $  40,317,000        $   37,950,000
      Corporate operations...........................         1,257,000             1,962,000             2,779,000
                                                          -------------         -------------        --------------
                                                          $  44,084,000         $  42,279,000        $   40,729,000
                                                          =============         =============        ==============

               Partnership operations are not subject to Federal or state income taxes. However, certain operations of ST are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 1998, 1997 and 1996 primarily consists of deferred U.S. Federal income taxes of $.5 million, $.7 million and $.6 million, respectively. The net deferred tax liability of $3.6 million and $3.1 million at December 31, 1998 and 1997, respectively, consists of deferred tax liabilities of $8.8 million and $8.2 million, respectively, and deferred tax assets of $5.2 million and $5.2 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating losses. The corporate operations have net operating loss carryforwards for tax purposes totaling approximately $14.4 million which expire in years 2008 through 2013.

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

               The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. Management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

      Cash distributions

               The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. Distributions of $2.60, $2.50 and $2.30 per Unit were declared to all classes of Units in 1998, 1997 and 1996, respectively.

               Distributions by the Partnership of its Available Cash are made 99% to Unitholders and 1% to the Company, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to the Unitholders are achieved. The distribution of Available Cash for each quarter during the Preference Period, as defined, was subject to the preferential rights of the holders of the Senior Preference Units ("SPUs") to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash was made to holders of Preference Units ("PUs") or Common Units ("CUs") for such quarter. The CU's were not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period continued until such time as the Minimum Quarterly Distribution had been paid to the holders of the SPU's, the PU's and the CU's for twelve consecutive quarters. Payment of the August 14, 1998 regular cash distribution represented the twelfth consecutive quarterly distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $.55 Minimum Quarterly Distribution specified in the Partnership Agreement. Accordingly, pursuant to the terms of the Partnership Agreement, all differences and distinctions between SPU's, PU's and CU's automatically ceased as of such date. At that time, all outstanding units of limited partnership interest in the Partnership became "Units," constituting a single class of equity securities, which trade on the New York Stock Exchange under the symbol "KPP".

      Allocation of net income and earnings

             For the periods presented, net income or loss has been allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the amount of limited partners' interest in net income, by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $2.66 and $2.53 for the years ended December 31, 1998 and 1997, respectively.

      Change in presentation

            Certain prior year financial statement items have been reclassified to conform with the 1998 presentation.


3.    ACQUISITIONS

              On October 30, 1998, the Partnership, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, the Partnership acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The investment was financed by the Partnership's existing revolving credit facility and a revolving promissory note. The investment is being accounted for by the equity method of accounting, with the excess cost over net book value of the equity investment being amortized over the life of the underlying assets. During 1998, the Partnership acquired other terminals and pipelines for aggregate consideration of $23.9 million. The pro forma effects of these acquisitions, including the Northville transaction, were not material.

            On  February 1, 1999,  the  Partnership,  through  two  wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.4 million) plus transaction costs and the assumption of certain liabilities. The acquisition was financed with term loans from a bank. The acquisition will be accounted for, beginning in February 1999, using the purchase method of accounting.

4.    PROPERTY AND EQUIPMENT

      The cost of property and equipment is summarized as follows:

                                                        Estimated
                                                         Useful
                                                          Life                             December 31,
                                                         (Years)              -------------------------------------
                                                                                    1998                  1997
                                                     --------------           ---------------        --------------
      Land..................................                -                   $  19,744,000        $   18,663,000
      Buildings.............................               35                       7,626,000             6,728,000
      Furniture and fixtures................               16                       2,710,000             2,509,000
      Transportation equipment..............                6                       4,131,000             3,687,000
      Machinery and equipment...............             20 - 40                   31,226,000            28,507,000
      Pipeline and terminaling equipment....             20 - 40                  305,745,000           259,467,000
      Pipeline equipment under
        capitalized lease...................             20 - 40                        -                22,513,000
      Investment in ST Linden
        Terminal LLC........................               25                      21,005,000                 -
      Construction work-in-progress.........                -                       6,066,000             3,728,000
                                                                                -------------        --------------
      Total property and equipment..........                                      398,253,000           345,802,000
      Accumulated depreciation..............                                     (108,622,000)          (98,670,000)
                                                                                -------------        --------------
      Net property and equipment............                                    $ 289,631,000        $  247,132,000
                                                                                =============        ==============

            In December 1998, the Partnership exercised its option to purchase pipeline equipment previously held under a capital lease for $5.1 million in cash.


5.    DEBT

            In October 1998, a wholly-owned subsidiary of KPP entered into a Promissory Note Agreement with a bank that, as amended on February 1, 1999, provides for a $15 million revolving credit availability through June 30, 1999. The Promissory Note Agreement bears interest at variable interest rates and has a commitment fee of 0.35% per annum of the unused available balance. At December 31, 1998, $10.0 million was drawn under the Promissory Note Agreement and included in current liabilities.

      Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    1998                  1997
                                                                              ---------------        --------------
      First mortgage notes due 2001 and 2002..........................        $    60,000,000        $   60,000,000
      First mortgage notes due 2001 through 2016......................             68,000,000            68,000,000
      Obligation under capital lease..................................                  -                 6,453,000
      Revolving credit facility.......................................             25,000,000                -
                                                                                -------------        --------------
      Total long-term debt............................................            153,000,000           134,453,000
      Less current portion............................................                  -                 2,335,000
                                                                                -------------        --------------
      Long-term debt, less current portion............................          $ 153,000,000        $  132,118,000
                                                                                =============        ==============

               In 1994, a wholly-owned subsidiary entered into a restated credit agreement with a group of banks that, as subsequently amended, provides a $25 million revolving credit facility through January 31, 2001. The credit facility bears interest at variable interest rates and has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1998, $25.0 million was drawn under the credit facility.

               Also, in 1994, another wholly-owned subsidiary of the Partnership issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1995, the Partnership issued $27 million of additional Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and the credit facility are secured by a mortgage on the East Pipeline and contain certain financial and operational covenants.

               In June 1996, the Partnership issued $68 million of new first mortgage notes bearing interest at rates ranging from 7.08% to 7.98%. $35.0 million of these notes is due June 2001, $8.0 million is due June 2003, $10.0 million is due June 2006 and $15.0 million is due June 2016. The loan is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.


6.    COMMITMENTS AND CONTINGENCIES

            The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 1998:

         Year ending December 31:

              1999.........................................    $   1,355,000
              2000.........................................        1,341,000
              2001.........................................        1,261,000
              2002.........................................        1,082,000
              2003.........................................        1,088,000
              Thereafter...................................        1,023,000
                                                               -------------
              Total minimum lease payments.................    $   7,150,000
                                                               =============

            Total rent expense under operating leases amounted to $1.1 million, $1.3 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

            The operations of the Partnership are subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $5.3 million at December 31, 1998, including $4.5 million related to acquisitions of pipelines and terminals. During 1998, the Partnership incurred $0.6 million of costs related to such acquisition reserves and reduced the liability accordingly.

              The Company has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (the date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations.

              In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart"). The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period ending in December 2002. No amount was payable under the earn-out provision in 1996, 1997 and 1998.

              Certain subsidiaries of the Partnership are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from whom the Partnership acquired ST in 1993, involving certain issues allegedly arising out of the Partnership's acquisition of ST. Grace alleges that the defendants assumed responsibility for certain environmental damages to a former ST facility located in Massachusetts that occurred at a time prior to the Partnership's acquisition of ST. The defendants have also received and responded to inquiries from two governmental authorities in connection with the same allegation by Grace. The defendants' consistent position is that it did not acquire the facility in question as part of the 1993 ST transaction and, consequently, did not assume any responsibility for the environmental damage. The case is set for trial in June, 1999.

              The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies, including the Grace litigation described above, will not have a materially adverse effect on the financial position or results of operations of the Partnership.


7.    RELATED PARTY TRANSACTIONS

               The Partnership has no employees and is managed and controlled by the Company. The Company and Kaneb are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $11.3 million, $10.8 million and $10.5 million for the years ended December 31, 1998, 1997 and 1996, respectively, include compensation and benefits paid to officers and employees of the Company and Kaneb, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $9.3 million, $9.0 million and $8.4 million of compensation and benefits, paid to officers and employees of the Company for the years ended December 31, 1998, 1997 and 1996, respectively, which represent the actual amounts paid by the Company or Kaneb. In addition, the Partnership paid $.2 million during each of these respective years for an allocable portion of the Company's overhead expenses. At December 31, 1998 and 1997, the Partnership owed the Company $1.8 million and $1.1 million, respectively, for these expenses which are due under normal invoice terms. Additionally, at December 31, 1998, $5.0 million was payable to the Company under a short-term promissory note agreement. The promissory note, which accrued interest at 6.75% per annum, was repaid in February 1999.


8.    BUSINESS SEGMENT DATA

            The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Partnership's adoption of SFAS No. 131, effective January 1, 1998 and applied retroactively, did not alter the composition of its reportable operating segments.

              The Partnership conducts business through two principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, and the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids. At December 31, 1998, all Pipeline and Terminaling Operations were conducted domestically.

           The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       1998                1997              1996
                                                                ----------------    ---------------     --------------
     Business segment revenues:
       Pipeline operations....................................  $     63,421,000    $    61,320,000     $   63,441,000
       Terminaling operations.................................        62,391,000         59,836,000         54,113,000
                                                                ----------------    ---------------     --------------
                                                                $    125,812,000    $   121,156,000     $  117,554,000
                                                                ================    ===============     ==============
     Business segment profit:
       Pipeline operations....................................  $     33,630,000    $    31,827,000     $   32,221,000
       Terminaling operations.................................        21,573,000         21,642,000         19,168,000
                                                                ----------------    ---------------     --------------
         Operating income.....................................        55,203,000         53,469,000         51,389,000
       Interest expense.......................................       (11,304,000)       (11,332,000)       (11,033,000)
       Interest and other income .............................           626,000            562,000            776,000
                                                                ----------------    ---------------     --------------
         Income before minority interest and income taxes.....  $     44,525,000    $    42,699,000     $   41,132,000
                                                                ================    ===============     ==============
     Business segment assets:
       Depreciation and amortization:
         Pipeline operations..................................  $      4,619,000    $     4,885,000     $    4,817,000
         Terminaling operations...............................         7,529,000          6,826,000          6,164,000
                                                                ----------------    ---------------     --------------
                                                                $     12,148,000    $    11,711,000     $   10,981,000
                                                                ================    ===============     ==============

       Capital   expenditures   (including   capitalized
         leases  and  excluding acquisitions):
         Pipeline operations..................................  $      5,020,000    $     4,496,000     $    3,446,000
         Terminaling operations...............................         4,381,000          6,145,000          3,629,000
                                                                ----------------    ---------------     --------------
                                                                $      9,401,000    $    10,641,000     $    7,075,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                      1998                1997               1996
                                                               ----------------    ---------------     --------------
       Total assets:
         Pipeline operations..................................  $    103,966,000    $    97,666,000     $  102,391,000
         Terminaling operations...............................       204,466,000        171,366,000        172,374,000
                                                                ----------------    ---------------     --------------
                                                                $    308,432,000    $   269,032,000     $  274,765,000
                                                                ================    ===============     ==============

 9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

              The estimated fair value of all debt as of December 31, 1998 and 1997 was approximately $171 million and $134 million, as compared to the carrying value of $163 million and $128 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
      The Partnership has no derivative financial instruments.

              The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 1998. No customer constituted 10 percent or more of consolidated revenues in 1998, 1997 or 1996.


 10.  QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly operating results for 1998 and 1997 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,          September 30,      December 31,
                                            ----------------    ----------------    ---------------     --------------
      1998:
        Revenues......................      $     28,070,000    $     30,553,000    $    33,709,000     $   33,480,000
                                            ================    ================    ===============     ==============

        Operating income..............      $     11,900,000    $     12,946,000    $    15,710,000     $   14,647,000
                                            ================    ================    ===============     ==============

        Net income....................      $      8,960,000    $     10,030,000    $    12,598,000     $   12,078,000
                                            ================    ================    ===============     ==============

        Allocation of net income
          per Unit....................      $            .55    $            .61    $           .77     $          .74
                                            ================    ================    ===============     ==============

      1997:
        Revenues......................      $     28,579,000    $     29,793,000    $    31,465,000     $   31,319,000
                                            ================    ================    ===============     ==============

        Operating income..............      $     12,029,000    $     12,919,000    $    13,956,000     $   14,565,000
                                            ================    ================    ===============     ==============

        Net income....................      $      8,907,000    $      9,949,000    $    10,975,000     $   11,730,000
                                            ================    ================    ===============     ==============

        Allocation of net income
          per Unit....................      $            .55    $            .61    $           .68     $          .71
                                            ================    ================    ===============     ==============

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Kaneb Pipe Line Partners, L.P.


We have audited the 1998 consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") as listed in the index appearing under Item 14(a)(1) on page 29. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


KPMG LLP
Dallas, Texas
February 25, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Kaneb Pipe Line Partners, L.P.


In our opinion, the consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in partners' capital as of and for each of the two years in the period ended December 31, 1997 (listed in the index appearing under Item 14(a)(1) on page 29) present fairly, in all material respects, the financial position, results of operations and cash flows of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries for any period subsequent to December 31, 1997.


PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 19, 1998

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

                                         KANEB PIPE LINE PARTNERS, L.P.
                                         By:      Kaneb Pipe Line Company
                                                  General Partner

                                        By:       EDWARD D. DOHERTY
                                                  Chairman of the Board and
                                                  Chief  Executive Officer
                                                  Date:    March 25, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company and on the date indicated.

      Signature                    Title                               Date

Principal Executive Officer
EDWARD D. DOHERTY            Chairman of the Board               March 25, 1999
                             and Chief Executive Officer

Principal Accounting Officer
JIMMY L. HARRISON            Controller                          March 25, 1999

Directors

SANGWOO AHN                  Director                            March 25, 1999

JOHN R. BARNES               Director                            March 25, 1999

M.R. BILES                   Director                            March 25, 1999

FRANK M. BURKE, JR.          Director                            March 25, 1999

CHARLES R. COX               Director                            March 25, 1999

HANS KESSLER                 Director                            March 25, 1999

JAMES R. WHATLEY             Director                            March 25, 1999

                                  EXHIBIT INDEX


Exhibit
Number                Description
-------   ----------------------------------------------------------------------
10.5      TCB Security Agreement

10.9 Formationand Purchase Agreement, between and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998

10.10 Agreement, between and among, GATX Terminals Limited, ST Services, Ltd., ST Eastham, Ltd., GATX Termianls Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999

10.11 Credit Agreement, between and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and Suntrust Bank, Atlanta, dated January 27, 1999

22        List of Subsidiaries, filed herewith.

27        Financial Data Schedule, filed herewith.