Form 10-Q
period 1999-03-31
KANEB PIPE LINE PARTNERS L P
filed 1999-05-14
CIK 853890

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

For the Quarterly Period                                        Commission File
Ended March 31, 1999                                            Number 001-10311

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

         Yes    X                                             No

Number of Units of the Registrant outstanding at April 30, 1999:  16,060,000.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 1999


                                                                       Page No.

                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three Months Ended
             March 31, 1999 and 1998                                      1

         Condensed Consolidated Balance Sheets -- March 31, 1999
             and December 31, 1998                                        2

         Condensed Consolidated Statements of Cash Flows -- Three
             Months Ended March 31, 1999 and 1998                         3

         Notes to Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                12

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Revenues                                                   $ 36,845    $ 28,070
                                                           --------    --------

Costs and expenses:
      Operating costs                                        16,183      11,688
      Depreciation and amortization                           3,615       2,947
      General and administrative                              1,903       1,535
                                                           --------    --------

           Total costs and expenses                          21,701      16,170
                                                           --------    --------

Operating income                                             15,144      11,900
Interest and other income, net                                  244          48
Interest expense                                             (3,509)     (2,707)
                                                           --------    --------

Income before minority interest and income taxes             11,879       9,241
Minority interest in net income                                (115)        (91)
Income tax provision                                           (408)       (190)
                                                           --------    --------

Net income                                                   11,356       8,960
General partner's interest in net income                       (370)        (90)
                                                           --------    --------

Limited partners' interest in net income                   $ 10,986    $  8,870
                                                           ========    ========

Allocation of net income per Unit                          $    .68    $    .55
                                                           ========    ========

Weighted average number of Partnership
     Units outstanding                                       16,060      16,060
                                                           ========    ========


                See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                            March 31 December 31
                                                              1999       1998
                                                            --------   --------
                                                           (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                              $  9,893   $    849
     Accounts receivable                                      14,725     13,917
     Prepaid expenses and other                                4,768      4,035
                                                            --------   --------

         Total current assets                                 29,386     18,801
                                                            --------   --------

Property and equipment                                       440,881    398,253
Less accumulated depreciation                                112,034    108,622
                                                            --------   --------

     Net property and equipment                              328,847    289,631
                                                            --------   --------

                                                            $358,233   $308,432
                                                            ========   ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Short-term and current portion of long-term debt       $ 33,300   $ 10,000
     Accounts payable and accrued expenses                    16,617     14,354
     Accrued distributions payable                            11,728     10,725
     Payable to general partner                                1,112      6,785
                                                            --------   --------

         Total current liabilities                            62,757     41,864
                                                            --------   --------

Long-term debt, less current portion                         178,920    153,000

Other liabilities and deferred taxes                          10,689      7,131

Minority interest                                              1,046      1,049

Commitments and contingencies

Partners' capital                                            104,821    105,388
                                                            --------   --------

                                                            $358,233   $308,432
                                                            ========   ========


               See notes to consolidated financial statements
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Operating activities:
   Net income                                              $ 11,356    $  8,960
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            3,615       2,947
     Minority interest in net income                            115          91
     Deferred income taxes                                      404         187
     Changes in working capital components                      722         580
                                                           --------    --------

         Net cash provided by operating activities           16,212      12,765
                                                           --------    --------

Investing activities:
   Capital expenditures                                      (2,255)     (2,350)
   Acquisitions of terminals                                (37,206)     (5,030)
   Other, net                                                  (199)     (1,438)
                                                           --------    --------

         Net cash used in investing activities              (39,660)     (8,818)
                                                           --------    --------

Financing activities:
   Changes in payable to general partner                     (5,000)       (103)
   Issuance of short-term and long-term debt                 49,220       5,000
   Payments of long-term debt                                  --          (554)
   Distributions to partners, including minority interest   (11,728)    (10,725)
                                                           --------    --------

         Net cash provided by (used in)
               financing activities                          32,492      (6,382)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents              9,044      (2,435)
Cash and cash equivalents at beginning of period                849       6,376
                                                           --------    --------

Cash and cash equivalents at end of period                 $  9,893    $  3,941
                                                           ========    ========

Supplemental cash flow information-cash paid for interest  $  1,693    $  1,349
                                                           ========    ========







                See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)

                                                         4
1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three month periods ended March 31, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 1999 and the consolidated results of their operations and cash flows for the periods ended March 31, 1999 and 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   ACQUISITION

     On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus the assumption of certain liabilities. The acquisition, which was financed with term loans from a bank, has been accounted for using the purchase method of accounting. The pro forma effect of the acquisition was not material to the results of operations.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands)

     Net income                                            $ 11,356    $  8,960
     Other comprehensive income - foreign
       currency translation adjustment                         (309)       --
                                                           --------    --------

     Comprehensive income                                  $ 11,047    $  8,960
                                                           ========    ========



4.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the General Partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.65 per unit for the fourth quarter of 1998 was paid on February 12, 1999. A cash distribution of $0.70 per unit for the first quarter of 1999 was declared to holders of record on April 30, 1999 and is payable on May 14, 1999.


5.   DEBT

     In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline. The term loans contain certain financial and operational covenants and are due in June 1999 ($18.3 million) and in January 2002 ($25.9 million).


6.   CONTINGENCIES

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

     Certain subsidiaries of the Partnership are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from whom the Partnership acquired its Support Terminal Services operation ("ST") in 1993, involving certain issues allegedly arising out of the Partnership's acquisition of ST. Grace alleges that the defendants assumed responsibility for certain environmental damages to a former ST facility located in Massachusetts that occurred at a time prior to the Partnership's acquisition of ST. The defendants have also received and responded to inquiries from two governmental authorities in connection with the same allegation by Grace. The defendants' consistent position is that it did not acquire the facility in question as part of the 1993 ST transaction and, consequently, did not assume any responsibility for the environmental damage. The case is set for trial in June, 1999.

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


7.   BUSINESS SEGMENT DATA

     The Partnership conducts business through two principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, and the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids.

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands)

     Business segment revenues:
        Pipeline operations                                $ 15,164    $ 14,101
        Terminaling operations                               21,681      13,969
                                                           --------    --------
                                                           $ 36,845    $ 28,070
                                                           ========    ========

     Business segment profit:
        Pipeline operations                                $  7,356    $  6,774
        Terminaling operations                                7,788       5,126
                                                           --------    --------
           Operating income                                  15,144      11,900
        Interest and other income, net                          244          48
        Interest expense                                     (3,509)     (2,707)
                                                           --------    --------
           Income before minority interest
               and income taxes                            $ 11,879    $  9,241
                                                           ========    ========

                                                           March 31  December 31
                                                             1999        1998
                                                           --------    --------
     Total assets:
        Pipeline operations                                $104,984    $103,966
        Terminaling operations                              253,249     204,466
                                                           --------    --------
                                                           $358,233    $308,432
                                                           ========    ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands)

     Revenues                                              $ 15,164    $ 14,101
     Operating costs                                          5,792       5,402
     Depreciation and amortization                            1,264       1,186
     General and administrative                                 752         739
                                                           --------    --------
        Operating income                                   $  7,356    $  6,774
                                                           ========    ========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three months ended March 31, 1999, revenues increased 8%, compared to the same 1998 period, due to an overall increase in volumes shipped, primarily on the East Pipeline. Barrel miles totaled 4.0 billion for the three months ended March 31, 1999, compared to
     3.7 billion for the respective 1998 period.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by 7% over the comparable prior year period. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs remained constant for the three months ended March 31, 1999, when compared to the same 1998 period.


     Terminaling Operations
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands)


     Revenues                                              $ 21,681    $ 13,969
     Operating costs                                         10,391       6,286
     Depreciation and amortization                            2,351       1,761
     General and administrative                               1,151         796
                                                           --------    --------
         Operating income                                  $  7,788    $  5,126
                                                           ========    ========

     On October 30, 1998, the Partnership, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, the Partnership acquired a 50% interest in the newly formed ST Linden Terminal LLC for $20.5 million plus transaction costs. During the year ended December 31, 1998, the Partnership acquired other terminals for aggregate consideration of $15.9 million. On February 1, 1999, the Partnership acquired six terminals in the United Kingdom from GATX Terminal Limited for approximately $37.2 million plus the assumption of certain liabilities. The acquisitions (the "Acquisitions") were funded with bank financing.

     Terminaling revenues increased 55% for the three month period ended March 31, 1999, compared to the same 1998 period, due primarily to the Acquisitions and an increase in tank utilization due to favorable market conditions, partially offset by a decrease in the overall average price realized for storage. For the three months ended March 31, 1999, average annualized revenues per barrel of tankage utilized decreased to $3.95, compared to $4.51 per barrel for the same prior year period, primarily the result of the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the three months ended March 31, 1999 increased to 21.9 million barrels from 12.4 million barrels for the comparable prior year period, primarily as a result of the Acquisitions and increased utilization at the Partnership's largest petroleum storage facility.

     For the three month period ended March 31, 1999, operating costs increased by $4.1 million, when compared to the same 1998 period, as the result of the increase in tank utilization resulting primarily from the Acquisitions. General and administrative expense for the three months ended March 31, 1999, increased by $0.4 million, when compared to 1998, due to the Acquisitions.

     Total tankage capacity (27.7 million barrels at March 31, 1999) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Liquidity and Capital Resources

     During the first quarter of 1999, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $16.2 million and $12.8 million for the periods ended March 31, 1999 and 1998, respectively. Capital expenditures (excluding acquisitions) were $2.3 million for the three months ended March 31, 1999, compared to $2.4 million during the same 1998 period. The Partnership anticipates that capital expenditures will total approximately $12 million to $16 million (excluding acquisitions) for the year ending December 31, 1999.

     At March 31, 1999, the Partnership had a net working capital deficit of approximately $33.4 million resulting from, among other factors, cash paid and short-term debt incurred for acquisitions which closed near the end of 1998 and in early 1999. The general partner believes that the Partnership will be able to meet its ongoing obligations with cash flows from operations, along with the Partnership's ability to refinance and/or issue additional debt, and that the Partnership's ability to pay distributions to the holders of Units has not been impaired; however, there can be no assurance in this regard.

     In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline. The term loans contain certain financial and operational covenants and are due in June 1999 ($18.3 million) and in January 2002 ($25.9 million).

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all Unitholders in the first quarter of 1999 and $2.60 per unit was declared in the calendar year 1998.

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


     Year 2000 Issue

     The Partnership recognizes the challenges associated with Year 2000 Issues ("Y2K") and has undertaken a review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Partnership are licensed from third parties and are Y2K compliant or will be upgraded to Y2K compliant releases before the end of 1999. This issue is being addressed by the Partnership in multiple phases, including assessment, remediation, testing and implementation, and progress is being monitored by the general partner's senior management. All material systems, including non-information technology systems that may house non-compliant, embedded technology are being evaluated.

     In addition to addressing the Partnership's own systems, as described above, the Partnership must assess the state of readiness of the systems of other entities with which it does business. With respect to its third-party relationships, the Partnership has contacted its primary suppliers and service providers to assess their state of Y2K readiness. The Partnership has received information from its critical suppliers and service providers and anticipates receiving additional information in the near future that will assist the Partnership in assessing the Y2K readiness of these parties. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Partnership's operations.

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

     At March 31, 1999, the initial assessment phase has been completed for the Partnership's information technology systems. The major information technology systems on which the pipeline and the terminaling operations depend have been updated, tested and certified to be Y2K compliant. The Partnership continues to assess Y2K compliance and evaluate the appropriate courses of action of its non-information technology systems, including embedded chips located in pipeline and terminaling hardware. The Partnership expects to complete its assessment of non-information technology systems by the end of the second quarter of 1999 and complete all phases of its Y2K program prior to December 31, 1999.

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

     Through March 31, 1999, the Partnership has incurred approximately $0.2 million of costs related to assessing, remediating and testing its information technology and non-information technology systems. A portion of these costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of these expenditures has been accelerated due to Y2K considerations. The Partnership does not anticipate that future costs to become fully Y2K compliant will be material.


     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $0.69 and $0.55 for the three month periods ended March 31, 1999 and 1998, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES





                           Part II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                         27.        Financial Data Schedule

         (b)       Reports on  Form 8-K

                    Registrant's Current Report on Form 8-K, dated February 12, 1999 (SEC File No. 001-10311).

                    Registrant's Current Report on Form 8-K/A, dated March 9, 1999 (SEC File No. 001-10311).


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



                                           KANEB PIPE LINE PARTNERS, L.P.
                                           (Registrant)
                                           By  KANEB PIPE LINE COMPANY
                                           (Managing General Partner)


Date:      May 14, 1999                              //s//
                                           Jimmy L. Harrison
                                           Vice President and Controller