Form 10-K/A
period 1998-12-31
KANEB PIPE LINE PARTNERS L P
filed 1999-07-19
CIK 853890

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

Registrant's telephone number, including area code: (972) 699-4000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
-----------------------------        ------------------------------------------
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

         Number of Units of the Registrant outstanding at March 15, 1999:
16,060,000.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(C)      List of Exhibits

         21  --  List of Subsidiaries, filed herewith.

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

                         KANEB PIPE LINE PARTNERS, L.P.
                         By:   Kaneb Pipe Line Company
                               General Partner



                         By:   MICHAEL R. BAKKE
                               Michael R. Bakke, Assistant Controller

Date:    July 19, 1999

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
21                List of Subsidiaries, filed herewith.