Form 10-Q
period 1999-06-30
KANEB PIPE LINE PARTNERS L P
filed 1999-08-13
CIK 853890

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

For the Quarterly Period                                       Commission File
Ended June 30, 1999                                            Number 001-10311

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

         Yes    X                                             No

Number of Units of the Registrant outstanding at July 30, 1999:  18,310,000

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information


Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Income -- Three and Six Months
          Ended June 30, 1999 and 1998                                     1

        Condensed Consolidated Balance Sheets -- June 30, 1999
           and December 31, 1998                                           2

        Condensed Consolidated Statements of Cash Flows -- Six
           Months Ended June 30, 1999 and 1998                             3

        Notes to Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

                           Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                                  13

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Revenues                                  $ 39,171    $ 30,553    $ 76,016    $ 58,623
                                          --------    --------    --------    --------
Costs and expenses:
     Operating costs                        17,163      12,917      33,346      24,605
     Depreciation and amortization           3,770       3,018       7,385       5,965
     General and administrative              2,771       1,672       4,674       3,207
                                          --------    --------    --------    --------
       Total costs and expenses             23,704      17,607      45,405      33,777
                                          --------    --------    --------    --------
          Operating income                  15,467      12,946      30,611      24,846

Interest and other income, net                  38          39         282          87
Interest expense                            (3,785)     (2,760)     (7,294)     (5,467)
                                          --------    --------    --------    --------
Income before minority interest
     and income taxes                       11,720      10,225      23,599      19,466
Minority interest in net income               (115)       (101)       (230)       (192)
Income tax provision                          (192)        (94)       (600)       (284)
                                          --------    --------    --------    --------
Net income                                  11,413      10,030      22,769      18,990

General partner's interest in net income      (367)       (244)       (737)       (334)
                                          --------    --------    --------    --------
Limited partners' interest in net income  $ 11,046    $  9,786    $ 22,032    $ 18,656
                                          ========    ========    ========    ========
Allocation of net income per Unit         $    .69    $    .61    $   1.37    $   1.16
                                          ========    ========    ========    ========
Weighted average number of Partnership
   Units outstanding                        16,060      16,060      16,060      16,060
                                          ========    ========    ========    ========


                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                           June 30   December 31
                                                             1999        1998
                                                          ----------   ---------
                                                          (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                             $  2,555    $    849
     Accounts receivable                                     20,134      13,917
     Prepaid expenses and other                               5,416       4,035
                                                           --------    --------

         Total current assets                                28,105      18,801
                                                           --------    --------

Property and equipment                                      421,691     377,248
Less accumulated depreciation                               115,563     108,622
                                                           --------    --------

     Net property and equipment                             306,128     268,626
                                                           --------    --------

Investment in affiliate                                      22,423      21,005
                                                           --------    --------

                                                           $356,656    $308,432
                                                           ========    ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Short-term and current portion of long-term debt      $   --      $ 10,000
     Accounts payable and accrued expenses                   16,400      14,354
     Accrued distributions payable                           11,729      10,725
     Payable to general partner                               1,219       6,785
                                                           --------    --------

         Total current liabilities                           29,348      41,864
                                                           --------    --------

Long-term debt, less current portion                        211,719     153,000

Other liabilities and deferred taxes                         10,261       7,131

Minority interest                                             1,056       1,049

Commitments and contingencies

Partners' capital                                           104,272     105,388
                                                           --------    --------
                                                           $356,656    $308,432
                                                           ========    ========

                 See notes to consolidated financial statements
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1999       1998
                                                           --------   ---------

Operating activities:
   Net income                                              $ 22,769    $ 18,990
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            7,385       5,965
     Equity in earnings of affiliate                         (1,556)       --
     Minority interest in net income                            230         192
     Deferred income taxes                                      596         292
     Changes in working capital components                   (5,844)     (1,235)
                                                           --------    --------
         Net cash provided by operating activities           23,580      24,204
                                                           --------    --------
Investing activities:
   Capital expenditures                                      (4,074)     (5,774)
   Acquisitions of terminals                                (37,206)     (6,328)
   Other, net                                                  (857)       (986)
                                                           --------    --------
         Net cash used in investing activities              (42,137)    (13,088)
                                                           --------    --------
Financing activities:
   Changes in payable to general partner                     (5,000)        (96)
   Issuance of short-term and long-term debt                 48,719       6,000
   Payments of long-term debt                                  --        (1,127)
   Distributions to partners, including minority interest   (23,456)    (21,450)
                                                           --------    --------
         Net cash provided by (used in)
               financing activities                          20,263     (16,673)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents              1,706      (5,557)
Cash and cash equivalents at beginning of period                849       6,376
                                                           --------    --------
Cash and cash equivalents at end of period                 $  2,555    $    819
                                                           ========    ========
Supplemental cash flow information -
     cash paid for interest                                $  7,195    $  5,438
                                                           ========    ========


                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and six month periods ended June 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at June 30, 1999 and the consolidated results of their operations and cash flows for the periods ended June 30, 1999 and 1998. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   ACQUISITION OF TERMINALS

     On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus the assumption of certain liabilities. The acquisition, which was financed by term loans from a bank, has been accounted for using the purchase method of accounting. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline, and contain certain financial and operational covenants. $18.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (see Note
     3). The remaining portion ($25.9 million) is due in January 2002. The pro forma effect of the acquisition was not material to the results of operations.


3.   PUBLIC OFFERING OF UNITS


     In July 1999, the Partnership issued 2.25 million limited partnership units in a public offering at $30.75 per Unit, generating approximately $65.7 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 2. Accordingly, the current debt repaid with offering proceeds ($33.3 million at June 30, 1999) has been reclassified as long-term in the accompanying balance sheet.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                     Three Months  Ended     Six Months Ended
                                          June 30,               June 30,
                                    --------------------   --------------------
                                       1999       1998       1999        1998
                                    --------    --------   --------    --------
                                                  (in thousands)

Net income                          $ 11,413    $ 10,030   $ 22,769    $ 18,990
Other comprehensive income (loss)
   foreign currency translation
   adjustment                           (348)       --         (657)       --
                                    --------    --------   --------    --------

Comprehensive income                $ 11,065    $ 10,030   $ 22,112    $ 18,990
                                    ========    ========   ========    ========


5.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for the first quarter of 1999 was paid on May 14, 1999. A cash distribution of $0.70 per unit for the second quarter of 1999 was declared to holders of record on July 30, 1999 and is payable on August 13, 1999.


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

     Certain subsidiaries of the Partnership are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation, the entity from whom the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that subsidiaries of the Partnership acquired the abandoned pipeline as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. The case is set for trial in September 1999.

     The consistent position of the Partnership's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction and did not assume any responsibility for the environmental damage. In a motion for partial summary judgment, the trial judge has ruled that the pipeline was an asset of the company acquired by the subsidiary. The subsidiaries intend to seek a rehearing on this issue from the trial judge. In addition, they are continuing with their defense that the pipeline had been abandoned prior to the acquisition of ST Services and could not have been included in the assets they acquired. The defendants also believe that they have certain rights to indemnification from Grace under the acquisition agreement with Grace. These rights include claims against Grace for fraud and breach of environmental representations in the acquisition agreement. The acquisition agreement also includes Grace's agreement to indemnify the subsidiaries against 60% of post-closing environmental remediation costs, subject to a maximum indemnity payment of $10 million.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation, which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries have voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million, and expects in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. Any claims by the Government could be material in amount and, if made and ultimately sustained against the Partnership's subsidiaries, could adversely affect the Partnership's ability to pay cash distributions to its unitholders.

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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                    Three Months  Ended      Six Months Ended
                                          June 30,               June 30,
                                   --------------------    --------------------
                                     1999        1998       1999        1998
                                   --------    --------    --------    --------
                                                  (in thousands)


Business Segment Revenues:
  Pipeline operations              $ 16,182    $ 15,351    $ 31,346    $ 29,452
  Terminaling operations             22,989      15,202      44,670      29,171
                                   --------    --------    --------    --------
                                   $ 39,171    $ 30,553    $ 76,016    $ 58,623
                                   ========    ========    ========    ========

Business segment profit:
  Pipeline operations              $  8,712    $  7,988    $ 16,068    $ 14,762
  Terminaling operations              6,755       4,958      14,543      10,084
                                   --------    --------    --------    --------
    Operating income                 15,467      12,946      30,611      24,846
  Interest and other income, net         38          39         282          87
  Interest expense                   (3,785)     (2,760)     (7,294)     (5,467)
                                   --------    --------    --------    --------
    Income before minority
      interest and income taxes    $ 11,720    $ 10,225    $ 23,599    $ 19,466
                                   ========    ========    ========    ========

                                    June 30,  December 31,
                                     1999        1998
                                   --------    --------
     Total assets:
        Pipeline operations        $104,294    $103,966
        Terminaling operations      252,362     204,466
                                   --------    --------
                                   $356,656    $308,432
                                   ========    ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations
                                         Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                          -----------------   -----------------
                                            1999      1998      1999     1998
                                          -------   -------   -------   -------
                                                     (in thousands)

     Revenues                             $16,182   $15,351   $31,346   $29,452
     Operating costs                        5,411     5,359    11,203    10,761
     Depreciation and amortization          1,274     1,191     2,538     2,377
     General and administrative               785       813     1,537     1,552
                                          -------   -------   -------   -------
         Operating income                 $ 8,712   $ 7,988   $16,068   $14,762
                                          =======   =======   =======   =======


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and six months ended June 30, 1999, revenues increased 5% and 6%, respectively, compared to the same 1998 periods, due to an overall increase in volumes shipped. Over 90% of the year-to-date increase in volumes shipped was on the East Pipeline. Barrel miles totaled 4.6 billion and 4.0 billion for the three months ended June 30, 1999 and 1998, respectively, and 8.6 billion and 7.7 billion for the six months ended June 30, 1999 and 1998, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, remained constant for the three month period ended June 30, 1999, when compared to the same 1998 period, and increased by 4% for the six month period ended June 30, 1999, when compared to 1998. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs decreased slightly over the comparable prior year periods.


     Terminaling Operations

                                        Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                          -----------------   -----------------
                                            1999      1998      1999     1998
                                          -------   -------   -------   -------
                                                     (in thousands)

          Revenues                        $22,989   $15,202   $44,670   $29,171
          Operating costs                  11,752     7,558    22,143    13,844
          Depreciation and amortization     2,496     1,827     4,847     3,588
          General and administrative        1,986       859     3,137     1,655
                                          -------   -------   -------   -------
              Operating income            $ 6,755   $ 4,958   $14,543   $10,084
                                          =======   =======   =======   =======


     On October 30, 1998, the Partnership, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, the Partnership acquired a 50% interest in the newly formed ST Linden Terminal LLC for $20.5 million plus transaction costs. During the year ended December 31, 1998, the Partnership acquired other terminals for an aggregate consideration of $15.9 million. On February 1, 1999, the Partnership acquired six terminals in the United Kingdom from GATX Terminal Limited for approximately $37.2 million plus the assumption of certain liabilities. The acquisitions (the "Acquisitions") were funded with bank financing, a portion of which was paid off using proceeds from a public unit offering in July 1999 (see "Liquidity and Capital Resources").

     Terminaling revenues increased 51% and 53% for the three and six month periods ended June 30, 1999, compared to the same 1998 periods, due primarily to the Acquisitions and an increase in tank utilization due to favorable market conditions, partially offset by a decrease in the overall average price realized for storage. For the six months ended June 30, 1999, average annualized revenues per barrel of tankage utilized decreased to $4.00, compared to $4.40 per barrel for the same prior year period, the result of the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the six months ended June 30, 1999 increased to 22.3 million barrels from 13.3 million barrels for the comparable prior year period, as a result of the Acquisitions and increased utilization at the Partnership's largest petroleum storage facility.

     For the three and six month periods ended June 30, 1999, operating costs increased by $4.2 million and $8.3 million, respectively, when compared to the same 1998 periods, as a result of the increase in tank utilization resulting primarily from the Acquisitions. General and administrative expense for the three and six months ended June 30, 1999, increased by $1.1 million and $1.5 million, when compared to 1998, due also to the Acquisitions.

     Total tankage capacity (27.7 million barrels at June 30, 1999) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Liquidity and Capital Resources

     During the first six months of 1999, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $23.6 million and $24.2 million for the six months ended June 30, 1999 and 1998, respectively. Capital expenditures (excluding acquisitions) were $4.1 million for the six months ended June 30, 1999, compared to $5.8 million during the same 1998 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $12 million to $16 million (excluding acquisitions) for the year ending December 31, 1999.

     In July 1999, the Partnership issued 2.25 million limited partnership units in a public offering at $30.75 per Unit, generating approximately $65.7 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans resulting from the United Kingdom terminal acquisition.

     In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline, and contain certain financial and operational covenants. $18.3 million of the term loans were repaid in July 1999 with the proceeds from the public unit offering. The remaining portion ($25.9 million) is due in January 2002.

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all Unitholders in the first and second quarters of 1999 and $2.60 per unit was declared in the calendar year 1998.

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

     In addition to addressing the Partnership's own systems, as described above, the Partnership must assess the state of readiness of the systems of other entities with which it does business. With respect to its third-party relationships, the Partnership has contacted its primary suppliers and service providers to assess their state of Y2K readiness. The Partnership continues to receive information from its critical suppliers and service providers to assist the Partnership in assessing the Y2K readiness of these parties. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Partnership's operations.

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

     At June 30, 1999, the initial assessment phase has been completed for the Partnership's information technology and non-information technology systems. The major information technology systems on which the pipeline and the terminaling operations depend have been updated, tested and certified to be Y2K compliant. The Partnership continues to evaluate the appropriate courses of action of its non-information technology systems, including embedded chips located in pipeline and terminaling hardware. The Partnership expects to complete all phases of its Y2K program prior to December 31, 1999.

     The Partnership believes that it is not possible to determine with certainty that all Y2K problems affecting the Partnership have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Partnership cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Partnership has hired an outside Y2K consultant to assist the Partnership in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Partnership. The plan is expected to be in place by September 30, 1999.

     Through June 30, 1999, the Partnership has incurred approximately $0.2 million of costs related to assessing, remediating and testing its information technology and non-information technology systems. A portion of these costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of these expenditures has been accelerated due to Y2K considerations. The Partnership does not anticipate that future costs to become fully Y2K compliant will be material.


     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $0.69 and $0.62 for the three months and $1.38 and $1.17 for the six months ended June 30, 1999 and 1998, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES





                           Part II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                         27.        Financial Data Schedule

         (b)       Reports on  Form 8-K

                  Registrant's Current Report on Form 8-K, dated July 9, 1999.

                  Registrant's Current Report on Form 8-K, dated July 22, 1999.


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



                                                 KANEB PIPE LINE PARTNERS, L.P.
                                                 (Registrant)
                                                 By  KANEB PIPE LINE COMPANY
                                                 (Managing General Partner)


Date: August 13, 1999                                      //s//
                                                 Jimmy L. Harrison
                                                 Vice President and Controller