Form 10-Q
period 1999-09-30
KANEB PIPE LINE PARTNERS L P
filed 1999-11-15
CIK 853890

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

For the Quarterly Period                                       Commission File
Ended September 30, 1999                                       Number 001-10311

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

         Yes    X                                             No

Number of Units of the Registrant outstanding at November 1, 1999:  18,310,000

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------


                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three and Nine Months Ended
           September 30, 1999 and 1998                                     1

         Condensed Consolidated Balance Sheets -- September 30, 1999
           and December 31, 1998                                           2

         Condensed Consolidated Statements of Cash Flows -- Nine
           Months Ended September 30, 1999 and 1998                        3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  13

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                         ----------------------    ----------------------
                                                            1999         1998         1999         1998
                                                         ---------    ---------    ---------    ---------

Revenues                                                 $  41,573    $  33,709    $ 117,589    $  92,332
                                                         ---------    ---------    ---------    ---------

Costs and expenses:
     Operating costs                                        18,057       13,176       51,403       37,781
     Depreciation and amortization                           3,764        3,075       11,149        9,040
     General and administrative                              2,301        1,748        6,975        4,955
                                                         ---------    ---------    ---------    ---------
       Total costs and expenses                             24,122       17,999       69,527       51,776
                                                         ---------    ---------    ---------    ---------
Operating income                                            17,451       15,710       48,062       40,556
Interest and other income, net                                 103           20          385          107
Interest expense                                            (3,107)      (2,816)     (10,401)      (8,283)
                                                         ---------    ---------    ---------    ---------
Income before minority interest
     and income taxes                                       14,447       12,914       38,046       32,380
Minority interest in net income                               (140)        (127)        (370)        (319)
Income tax provision                                          (472)        (189)      (1,072)        (473)
                                                         ---------    ---------    ---------    ---------
Net income                                                  13,835       12,598       36,604       31,588
General partner's interest in net income                      (481)        (205)      (1,218)        (539)
                                                         ---------    ---------    ---------    ---------
Limited partners' interest in net income                 $  13,354    $  12,393    $  35,386    $  31,049
                                                         =========    =========    =========    =========
Allocation of net income per unit                        $     .76    $     .77    $    2.14    $    1.93
                                                         =========    =========    =========    =========
Weighted average number of Partnership
   units outstanding                                        17,560       16,060       16,560       16,060
                                                         =========    =========    =========    =========


                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                        September 30 December 31
                                                             1999       1998
                                                        ------------ -----------
                                                         (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                              $  5,930   $    849
     Accounts receivable                                      18,392     13,917
     Prepaid expenses and other                                5,418      4,035
                                                            --------   --------

         Total current assets                                 29,740     18,801
                                                            --------   --------

Property and equipment                                       436,380    377,248
Less accumulated depreciation                                119,138    108,622
                                                            --------   --------

     Net property and equipment                              317,242    268,626
                                                            --------   --------

Investment in affiliate                                       23,466     21,005
                                                            --------   --------

                                                            $370,448   $308,432
                                                            ========   ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Short-term and current portion of long-term debt       $   --     $ 10,000
     Accounts payable and accrued expenses                    18,850     14,354
     Accrued distributions payable                            13,372     10,725
     Payable to general partner                                1,260      6,785
                                                            --------   --------

         Total current liabilities                            33,482     41,864
                                                            --------   --------

Long-term debt, less current portion                         156,472    153,000

Other liabilities and deferred taxes                          10,186      7,131

Minority interest                                              1,696      1,049

Commitments and contingencies

Partners' capital                                            168,612    105,388
                                                            --------   --------

                                                            $370,448   $308,432
                                                            ========   ========

                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                            Nine Months Ended
                                                               September 30
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Operating activities:
   Net income                                              $ 36,604    $ 31,588
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                           11,149       9,040
     Equity in earnings of affiliate                         (2,515)       --
     Minority interest in net income                            370         319
     Deferred income taxes                                    1,110         292
     Changes in working capital components                       70       1,980
                                                           --------    --------
         Net cash provided by operating activities           46,788      43,219
                                                           --------    --------
Investing activities:
   Capital expenditures                                     (11,243)     (8,048)
   Acquisitions of terminals                                (44,390)    (14,673)
   Other, net                                                (1,642)        500
                                                           --------    --------
         Net cash used in investing activities              (57,275)    (22,221)
                                                           --------    --------
Financing activities:
   Changes in payable to general partner                     (5,000)        (98)
   Issuance of short-term and long-term debt                 50,919      11,736
   Payments of long-term debt                               (57,447)     (1,127)
   Distributions to partners, including minority interest   (38,478)    (32,175)
   Net proceeds from issuance of KPP units                   65,574        --
                                                           --------    --------
         Net cash provided by (used in)
               financing activities                          15,568     (21,664)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents              5,081        (666)
Cash and cash equivalents at beginning of period                849       6,376
                                                           --------    --------
Cash and cash equivalents at end of period                 $  5,930    $  5,710
                                                           ========    ========
Supplemental cash flow information
   - cash paid for interest                                $  8,845    $  6,880
                                                           ========    ========


                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and nine month periods ended September 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at September 30, 1999 and the consolidated results of their operations and cash flows for the periods ended September 30, 1999 and 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   ACQUISITION OF TERMINALS

     On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus the assumption of certain liabilities. The acquisition, which was financed by term loans from a bank, has been accounted for using the purchase method of accounting. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline, and contain certain financial and operational covenants. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (see Note 3). The remaining portion ($25.9 million) is due in January 2002. The pro forma effect of the acquisition was not material to the results of operations.


3.   PUBLIC OFFERING OF UNITS


     In July 1999, the Partnership issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 2).


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                     Three Months Ended      Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   --------------------
                                       1999       1998       1999        1998
                                     --------   --------   --------    --------
                                                  (in thousands)

     Net income                      $ 13,835   $ 12,598   $ 36,604    $ 31,588
     Other comprehensive
        income (loss)
         - foreign currency
           translation adjustment         460       --         (197)       --
                                     --------   --------   --------    --------
     Comprehensive income            $ 14,295   $ 12,598   $ 36,407    $ 31,588
                                     ========   ========   ========    ========


5.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for each the first and second quarters of 1999 was paid on May 14, 1999 and August 13, 1999, respectively. A cash distribution of $0.70 per unit for the third quarter of 1999 was declared to holders of record on October 29, 1999 and was paid on November 12, 1999.


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

     Certain subsidiaries of the Partnership are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation, the entity from whom the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that subsidiaries of the Partnership acquired the abandoned pipeline as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. The case is set for trial in January 2000.

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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                     Three Months Ended      Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   --------------------
                                       1999       1998       1999        1998
                                     --------   --------   --------    --------
                                                  (in thousands)

     Business segment revenues:
       Pipeline operations           $ 18,708   $ 17,406   $ 50,054    $ 46,858
       Terminaling operations          22,865      16,303    67,535      45,474
                                     --------   ---------  --------    --------
                                     $ 41,573   $  33,709  $117,589    $ 92,332
                                     ========   =========  ========    ========
     Business segment profit:
       Pipeline operations           $ 10,053   $   9,346  $ 26,121    $ 24,108
       Terminaling operations           7,398       6,364    21,941      16,448
                                     --------   ---------  --------    --------
         Operating income              17,451      15,710    48,062      40,556
       Interest and other income, net     103          20       385         107
       Interest expense                (3,107)     (2,816)  (10,401)     (8,283)
                                     --------   ---------  --------    --------

         Income before minority
           interest and income taxes $ 14,447   $  12,914  $ 38,046    $ 32,380
                                     ========   =========  ========    ========

                                                           Sept. 30    Dec. 31
                                                             1999        1998
                                                           --------    --------
     Total assets:
        Pipeline operations                                $104,168    $103,966
        Terminaling operations                              266,280     204,466
                                                           --------    --------
                                                           $370,448    $308,432
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

     Operating Results:

     Pipeline Operations
                                     Three Months Ended      Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   --------------------
                                       1999       1998       1999        1998
                                     --------   --------   --------    --------
                                                  (in thousands)

     Revenues                        $ 18,708   $ 17,406   $ 50,054    $ 46,858
     Operating costs                    6,565      6,055     17,768      16,816
     Depreciation and amortization      1,273      1,192      3,811       3,569
     General and administrative           817        813      2,354       2,365
                                     --------   --------   --------    --------
         Operating income            $ 10,053   $  9,346   $ 26,121    $ 24,108
                                     ========   ========   ========    ========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For each of the three and nine months ended September 30, 1999, revenues increased 7% compared to the same 1998 periods, due to an overall increase in volumes shipped. Over 90% of the year-to-date increase in volumes shipped was on the East Pipeline. Barrel miles totaled 5.1 billion and 4.8 billion for the three months ended September 30, 1999 and 1998, respectively, and 13.7 billion and 12.5 billion for the nine months ended September 30, 1999 and 1998, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased 8% and 6 %, respectively, for the three and nine month periods ended September 30, 1999, when compared to the same 1998 periods. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, are consistent with the comparable prior year periods.

     Terminaling Operations

                                     Three Months Ended      Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   --------------------
                                       1999       1998       1999        1998
                                     --------   --------   --------    --------
                                                  (in thousands)

     Revenues                        $ 22,865   $ 16,303   $ 67,535    $ 45,474
     Operating costs                   11,492      7,121     33,635      20,965
     Depreciation and amortization      2,491      1,883      7,338       5,471
     General and administrative         1,484        935      4,621       2,590
                                     --------   --------   --------    --------
         Operating income            $  7,398   $  6,364   $ 21,941    $ 16,448
                                     ========   ========   ========    ========

     On October 30, 1998, the Partnership, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, the Partnership acquired a 50% interest in the newly formed ST Linden Terminal LLC for $20.5 million plus transaction costs. During the year ended December 31, 1998, the Partnership acquired other terminals for an aggregate consideration of $15.9 million. On February 1, 1999, the Partnership acquired six terminals in the United Kingdom from GATX Terminals Limited for approximately $37.2 million plus the assumption of certain liabilities. The acquisitions (the "Acquisitions") were funded with bank financing, a portion of which was paid off using proceeds from a public unit offering in July 1999 (see "Liquidity and Capital Resources").

     Terminaling revenues increased 40% and 49% for the three and nine month periods ended September 30, 1999, compared to the same 1998 periods, due primarily to the Acquisitions and an increase in tank utilization due to favorable market conditions, partially offset by a decrease in the overall average price realized for storage. For the nine months ended September 30, 1999, average annualized revenues per barrel of tankage utilized decreased to $4.00, compared to $4.23 per barrel for the same prior year period, the result of the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the nine months ended September 30, 1999 increased to 22.5 million barrels from 14.3 million barrels for the comparable prior year period, as a result of the
     Acquisitions and increased utilization at the Partnership's largest petroleum storage facility.

     For the three and nine month periods ended September 30, 1999, operating costs increased by $4.4 million and $12.7 million, respectively, when compared to the same 1998 periods, as a result of the increase in tank utilization resulting primarily from the Acquisitions. General and administrative expense for the three and nine months ended September 30, 1999, increased by $0.5 million and $2.0 million, when compared to 1998, due also to the Acquisitions.

     Total tankage capacity (28.9 million barrels at September 30, 1999) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Liquidity and Capital Resources

     During the first nine months of 1999, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $46.8 million and $43.2 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures (excluding acquisitions) were $11.2 million for the nine months ended September 30, 1999, compared to $8.0 million during the same 1998 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $12 million to $16 million (excluding acquisitions) for the year ending December 31, 1999.

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

     In July 1999, the Partnership issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition).

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all Unitholders in the first, second and third quarters of 1999 and $2.60 per unit was declared in the calendar year 1998.

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

     At September 30, 1999, the major information technology and non-information technology systems on which the pipeline and the terminaling operations depend have been evaluated and updated, where necessary, and are believed to be Y2K compliant. The Partnership continues to evaluate and remediate certain of its less significant information technology and non-information technology systems. The Partnership expects to complete all phases of its Y2K program prior to December 31, 1999.

     The Partnership believes that it is not possible to determine with certainty that all Y2K problems affecting the Partnership have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Partnership cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Partnership has hired an outside Y2K consultant to assist the Partnership in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Partnership. At September 30, 1999, Y2K contingency plans were substantially complete and in place for both the pipeline and the terminaling operations.

     Through September 30, 1999, the Partnership has incurred approximately $0.2 million of costs related to assessing, remediating and testing its information technology and non-information technology systems. A portion of these costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of these expenditures has been accelerated due to Y2K considerations. The Partnership does not anticipate that future costs to become fully Y2K compliant will be material.


     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per unit would have been $0.75 and $0.76 for the three months and $2.13 and $1.93 for the nine months ended September 30, 1999 and 1998, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



--------------------------------------------------------------------------------

                           Part II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.        Financial Data Schedule

         (b)      Reports on  Form 8-K

                  None.

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


                                                KANEB PIPE LINE PARTNERS, L.P.
                                                (Registrant)
                                                By  KANEB PIPE LINE COMPANY
                                                (Managing General Partner)


Date:   November 15, 1999                                  //s//
                                                --------------------------------
                                                Jimmy L. Harrison
                                                Vice President and Controller