Form 10-K
period 1999-12-31
KANEB PIPE LINE PARTNERS L P
filed 2000-03-24
CIK 853890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                        75-2287571
  (State or other jurisdiction of                         (IRS Employer
  incorporation  or  organization)                      Identification No.)

  2435 North Central Expressway
  Richardson, Texas                                            75080
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Aggregate market value of the voting Units held by non-affiliates of the registrant: $319,780,520. This figure is estimated as of March 15, 2000, at which date the closing price of the Registrant's Units on the New York Stock Exchange was $24.9375 per Unit and assumes that only the General Partner of the Registrant (the "General Partner"), officers and directors of the General Partner and its parent and wholly owned subsidiaries of the General Partner and its parent were affiliates.

Number of Units of the Registrant outstanding at March 15, 2000:   18,310,000

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


Products Pipeline Business

         Introduction

         The Partnership's pipeline business consists primarily of the transportation of refined petroleum products as a common carrier in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado and Wyoming. The Partnership owns and operates two common carrier pipelines (the "Pipelines") described below.

         East Pipeline

         Construction of the East Pipeline commenced in the 1950s with a line from southern Kansas to Geneva, Nebraska. During the 1960s, the East Pipeline was extended north to its present terminus at Jamestown, North Dakota. In the 1980's, the 8" line from Geneva, Nebraska to North Platte, Nebraska and the 16" line from McPherson, Kansas to Geneva, Nebraska were built and the Partnership acquired a 6" pipeline from Champlin Oil Company, a portion of which originally ran south from Geneva, Nebraska through Windom, Kansas terminating in Hutchinson, Kansas. In 1997, the Partnership completed construction of a new 6" pipeline from Conway, Kansas to Windom, Kansas (approximately 22 miles north of Hutchinson) that allows the Hutchinson terminal to be supplied directly from McPherson; a significantly shorter route than was previously used. As a result of this pipeline becoming operational, a 158 mile segment of the former Champlin line was shut down, including a terminal located at Superior, Nebraska. The other end of the line runs northeast approximately 175 miles, crossing the main pipeline near Osceola, Nebraska, continuing through a terminal at Columbus, Nebraska, and later interconnecting with the Partnership's Yankton/Milford line to terminate at Rock Rapids, Iowa. In December 1998, KPOP acquired from Amoco Oil Company a 175 mile pipeline that runs from Council Bluffs, Iowa to Sioux Falls, South Dakota and the terminal at Sioux Falls. On December 31, 1998 KPOP, pursuant to its option, purchased the 203 mile North Platte line for approximately $5 million at the end of a lease. In January 1999, a connection was completed to service the Sioux Falls terminal through the main East Pipeline.

         The East Pipeline system also consists of 16 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 22 product tanks with total storage capacity of approximately 1,006,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory. KPOP owns the entire 2,090 mile East Pipeline. KPOP leases office space for its operating headquarters in Wichita, Kansas.

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

         The West Pipeline originates at Casper, Wyoming and travels east to the Strouds Station, where it serves as a connecting point with Sinclair's Little America Refinery and the Seminoe Pipeline that transports product from Billings, Montana-area refineries. From Strouds, the West Pipeline continues easterly through its 8" line to Douglas, Wyoming, where a 6" pipeline branches off to serve the Partnership's Rapid City, South Dakota terminal approximately 190 miles away. The Rapid City terminal has a three bay, bottom-loading truck rack and storage tank capacity of 256,000 barrels. The 6" pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border, approximately 30 miles south of Wyoming Refining's Newcastle, Wyoming Refinery. From Douglas, the Partnership's 8" pipeline continues southward through a delivery point at the Burlington Northern junction to the terminal at Cheyenne, Wyoming. The Cheyenne terminal has a two bay, bottom-loading truck rack, storage tank capacity of 345,000 barrels and serves as a receiving point for products from the Frontier Oil & Refining Company refinery at Cheyenne, as well as a product delivery point to Conoco's Cheyenne Pipeline. From the Cheyenne terminal, the 8" pipeline extends south into Colorado to the Dupont Terminal located in the Denver metropolitan area. The Dupont Terminal is the largest terminal on the West Pipeline system, with a six bay, bottom-loading truck rack and tankage capacity of 692,000 barrels. The 8" pipeline continues to the Commerce City Station, where the West Pipeline can receive from and transfer product to the Ultramar Diamond Shamrock and Conoco refineries and the Phillips Petroleum Terminal. From Commerce City, a 6" line continues south 90 miles where the system terminates at the Fountain, Colorado Terminal serving the Colorado Springs area. The Fountain Terminal has a five bay, bottom-loading truck rack and storage tank capacity of 366,000 barrels.

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

         Other Systems

         The Partnership also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line requires minimal start-up assistance, which is provided by railroad personnel. For the year ended December 31, 1999, these three systems combined transported a total of 3.7 million barrels of diesel fuel, representing an aggregate of $1.5 million in revenues.


         Pipelines Products and Activities

         The Pipelines' revenues are based upon volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated:

                                           Year Ended December 31,
                            ----------------------------------------------------
                              1999       1998       1997       1996       1995
                            --------   --------   --------   --------   --------
     Volume (1)..........    85,356     77,965     69,984     73,839     74,965
     Barrel miles (2)....    18,440     17,007     16,144     16,735     16,594
     Revenues (3)........   $67,607    $63,421    $61,320    $63,441    $60,192

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

         The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                           Year Ended December 31,
                                           (Thousands of Barrels)
                            ----------------------------------------------------
                              1999       1998       1997       1996       1995
                            --------   --------   --------   --------   --------
     Gasoline............     41,472     37,983     32,237     36,063     37,348
     Diesel and fuel oil.     40,435     36,237     33,541     32,934     33,411
     Propane.............      3,449      3,745      4,206      4,842      4,146
     Other...............       -          -          -          -            60
                            --------   --------   --------   --------   --------
          Total..........     85,356     77,965     69,984     73,839     74,965
                            ========   ========   ========   ========   ========

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

         Maintenance and Monitoring

         The Pipelines have been constructed and are maintained in a manner consistent with applicable Federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines, in order to prolong the useful lives of the Pipelines. Such measures includes cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipeline's rights-of-way and possible damage to the Pipelines.

         The Partnership uses a state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software program to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters personnel upon deviations from normal operations that requires attention.


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

         In general, a shipper on one of the Pipelines delivers products to the pipeline from refineries or third party pipelines that connect to the Pipelines. The Pipelines' operations also include 20 truck loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 20 terminals also receive propane into storage tanks and then load it into transport trucks Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

         Each shipper transporting product on a pipeline is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines.


         The following table shows the number of tanks owned by KPOP at each terminal location at December 31, 1999 (except as indicated), the storage capacity in barrels and truck capacity of each terminal location.

             Location of          Number       Tankage           Truck
              Terminals          of Tanks     Capacity         Capacity(a)
          -----------------      --------     ---------        -----------
          Colorado:
                Dupont              18         692,000               6
                Fountain            13         366,000               5
          Iowa:
                LeMars               9         103,000               2
                Milford(b)          11         172,000               2
                Rock Rapids         12         366,000               2
          Kansas:
                Concordia(c)         7          79,000               2
                Hutchinson           9         162,000               1
          Nebraska:
                Columbus(d)         12         191,000               2
                Geneva              39         678,000               8
                Norfolk             16         187,000               4
                North Platte        22         198,000               5
                Osceola              8          79,000               2
          North Dakota:
                Jamestown           13         188,000               2
          South Dakota:
                Aberdeen            12         181,000               2
                Mitchell             8          72,000               2
                Rapid City          13         256,000               3
                Sioux Falls          9         394,000               2
                Wolsey              21         149,000               4
                Yankton             25         246,000               4
          Wyoming:
                Cheyenne            15         345,000               2
                                 -----       ---------
          Totals                   292       5,104,000
                                 =====       =========

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

         The East Pipeline also has intermediate storage facilities consisting of 12 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 472,000 and 534,000 barrels, respectively. During 1999, approximately 53.3% and 92.2% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

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

         The majority of the refined petroleum product transported through the East Pipeline in 1999 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by Cooperative Refining Association ("CRA"), Frontier Refining and Conoco, Inc. respectively. The CRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by CRA, accounted for approximately 31% of the total amount of product shipped over the East Pipeline in 1999. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

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

          Principal Customers

         KPOP had a total of approximately 47 shippers in 1999. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $42.7 million, $48.3 million and $43.8 million, which accounted for 63%, 76% and 74% of total revenues shipped for each of the years 1999, 1998 and 1997, respectively.

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

         The West Pipeline competes with the truck loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and Phillips Petroleum Company. Ultramar Diamond Shamrock terminals in Denver and Colorado Springs, connected to a Ultramar Diamond Shamrock pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

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

Liquids Terminaling

         Introduction

         The Partnership's Support Terminal Services operation ("ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 1999, the Partnership's terminaling business accounted for approximately 57% of the Partnership's revenues. As of December 31, 1999, ST operated 34 facilities in 19 states and the District of Columbia, with a total storage capacity of approximately 23.4 million barrels. In addition, in February 1999, ST made its first significant international acquisition, with the purchase of six terminals located in the United Kingdom, having a total capacity of approximately 5.4 million barrels. ST and its predecessors have been in the terminaling business for over 40 years and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids.

         ST's terminal facilities provide storage on a fee basis for petroleum products, specialty chemicals and other liquids. ST's five largest domestic terminal facilities are located in Piney Point, Maryland; Linden, New Jersey (50% owned joint venture); Jacksonville, Florida; Texas City, Texas; and, Philadelphia, Pennsylvania. Excluding the Philadelphia facility, which was acquired by ST in September 1999 (see: "Description of Largest Terminal Facilities"), these facilities accounted for approximately 41% of ST's revenues and 49.9% of its tankage capacity in 1999.

         Description of Largest Domestic Terminal Facilities

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

         Philadelphia, Pennsylvania. The Philadelphia facility is situated on approximately 12 acres on the Schuylkill River near Interstate Highways 76 and
95. The dock at the facility is capable of receiving oceangoing tankers and barges and is equipped to clean barges for changing the petroleum products they handle or to prepare the barges to enter a shipyard for maintenance work. In addition to the capability to receive and deliver products by water, the terminal can receive product from truck, Sun Pipeline and Colonial Pipeline and deliver it to trucks and Sun Pipeline. Currently the facilities handle asphalt, No. 6 fuel oil, heating oil, diesel fuel and gasolines.

         Other Terminal Sites. In addition to the five major facilities described above, ST has 29 other terminal facilities located throughout the United States, and, as a result of a February 1999 transaction, six facilities in the United Kingdom. In addition to the Philadelphia facility, a Salisbury, Maryland terminal was acquired during 1999. During 1999, due to the closure of the pipeline serving the terminal, ST closed and disposed of all of the assets except land and buildings at its Farragut Street Terminal in Washington, D.C. The 29 facilities represented approximately 31.4% of ST's total tankage capacity and approximately 34.9% of its total revenue for 1999. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions; and, Vancouver, Washington, which handles chemicals and bulk fertilizer, these facilities primarily store petroleum products for a variety of customers. Overall, these facilities provide ST with diversity geographically and in products handled and customers served.

         The following table outlines ST's terminal locations, capacities, tanks and primary products handled:

                                 Tankage    No. of    Primary Products
        Facility                 Capacity   Tanks         Handled
     --------------------------  ---------  ------ ----------------------------
     Major Terminals:
     Piney Point, MD             5,403,000    28   Petroleum
     Linden, NJ(a)               3,884,000    22   Petroleum
     Jacksonville, FL            2,066,000    30   Petroleum
     Texas City, TX              2,002,000   124   Chemicals and Petrochemicals
     Philadelphia, PA            1,044,000    12   Petroleum

     Other Terminals:
     Montgomery, AL(b)             162,000     7   Petroleum, Jet Fuel
     Moundville, AL(b)             310,000     6   Jet Fuel
     Tuscon, AZ                    181,000     7   Petroleum
     Stockton, CA                  706,000    32   Petroleum
     M Street, DC                  133,000     3   Petroleum
     Homestead, FL(b)               72,000     2   Jet Fuel
     Augusta, GA                   110,000     8   Petroleum
     Bremen, GA                    180,000     8   Petroleum, Jet Fuel
     Brunswick, GA                 302,000     3   Petroleum, Pulp Liquor
     Columbus, GA                  180,000    25   Petroleum, Chemicals
     Macon, GA(b)                  307,000    10   Petroleum, Jet Fuel
     Savannah, GA                  861,000    19   Petroleum, Chemicals
     Blue Island, IL               752,000    19   Petroleum
     Chillicothe, IL               270,000     6   Petroleum
     Peru, IL                      221,000     8   Petroleum, Fertilizer
     Indianapolis, IN              410,000    18   Petroleum
     Westwego, LA                  858,000    54   Molasses, Fertilizer, Caustic
     Salina, KS                     98,000    10   Petroleum
     Andrews AFB Pipeline, MD(b)    72,000     3   Jet Fuel
     Baltimore, MD                 821,000    49   Chemicals, Asphalt, Jet Fuel
     Salisbury, MD                 177,000    14   Petroleum
     Winona, MN                    229,000     7   Fertilizer
     Alamogordo, NM(b)             120,000     5   Jet Fuel
     Drumright, OK                 315,000     4   Petroleum, Jet Fuel
     San Antonio, TX               207,000     4   Jet Fuel
     Dumfries, VA                  554,000    16   Petroleum, Asphalt
     Virginia Beach, VA(b)          40,000     2   Jet Fuel
     Vancouver, WA                  94,000    31   Chemicals, Fertilizer
     Milwaukee, WI                 308,000     7   Petroleum

     Foreign Terminals:
     Grays, England              1,945,000    53   Petroleum
     Eastham, England            2,185,000   162   Chemicals, Animal Fats
     Runcorn, England              146,000     4   Molten sulphur
     Glasgow, Scotland             344,000    16   Petroleum
     Leith, Scotland               459,000    34   Petroleum
     Belfast, Northern Ireland     315,000    38   Petroleum
                                ----------   ---
                                28,843,000   910
                                ==========   ===

(a)      The terminal is 50% owned by ST.
(b) Facility also includes pipelines to U.S. government military base locations.


         Customers

         The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and seven of the eleven locations have been utilized solely by the U.S. Government. Two of these locations are presently without government business. Of the eleven locations, five include pipelines which deliver jet fuel directly to nearby military bases, while another location supplies Andrews Air Force Base, Maryland and consists of a barge receiving dock, an 11.3 mile pipeline, three 24,000 barrel double-bottomed tanks and an administration building located on the base.

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


Capital Expenditures

         Capital expenditures by the Pipelines, excluding acquisitions, were $4.4 million (including $0.8 million in work-in-process), $5.0 million and $4.5 million for 1999, 1998 and 1997, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $11.0 million, $4.4 million and $6.1 million for 1999, 1998 and 1997, respectively.

         Capital expenditures of the Partnership during 2000 are expected to be approximately $12 million to $15 million. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. The General Partner intends to finance future expansion capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the
Partnership will have the ability to finance such expenditures through borrowings or choose to do so.


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

         See "Item 3 - Legal Proceedings" for information concerning a lawsuit against certain subsidiaries of the Partnership involving jet fuel leaks from a pipeline.

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

         Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. The East Pipeline has experienced limited groundwater contamination at five terminal sites (Milford, Iowa; Norfolk and Columbus, Nebraska; and Aberdeen and Yankton, South Dakota) resulting from spills of refined petroleum products. Regulatory authorities have been notified of these findings and remediation projects are underway or under construction using various remediation techniques. The Partnership estimates that $1,436,000 has been expended to date for remediation at these five sites and that ongoing remediation expenses at each site will not have a material effect on the East Pipeline. Groundwater contamination is also known to exist at East Pipeline sites in Augusta, Kansas and in Potwin, Kansas, but no remediation has been required. Although no assurances can be made, if remediation is required, the Partnership believes that the resulting cost would not be material.

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

         In May 1998, the West Pipeline, at a point between Dupont, Colorado and Fountain, Colorado failed, and approximately 1,000 barrels of product was released. Containment and remedial action was immediately commenced. Upon investigation, it appeared that the failure of the pipeline was due to damage caused by third party excavations. The Partnership has made claim to the third party as well as to its insurance carriers. The Partnership has entered into a Compliance Order on Consent with the State of Colorado with respect to the remediation. As of December 31, 1999, the Partnership has incurred $1.2 million of costs in connection with this incident. Future costs are not anticipated to be significant. The Partnership has recovered substantially all of its costs from its insurance carrier.

         ST has experienced groundwater contamination at its terminal sites at Baltimore, Maryland, and Alamogordo, New Mexico. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. Groundwater contamination also exists at the ST terminal site in Stockton, California and in the areas surrounding this site as a result of the past operations of five of the facilities operating in this area. ST has entered into an agreement with three of these other companies to allocate responsibility for the clean up of the contaminated area. Under the current approach, clean up will not be required, however based on risk assessment, the site will continue to be monitored and tested. In addition, ST is responsible for up to two-thirds of the costs associated with existing groundwater contamination at a formerly owned terminal at Marcy, New York, which also is being remediated through extraction wells and air strippers. The Partnership has expended approximately $1,001,000 through 1999 for remediation at these four sites and estimates that on-going remediation expenses will aggregate approximately $200,000 to $300,000 over the next three years.

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

         Air Emissions. The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of the Pipelines and Terminals are in substantial compliance with such statutes in all states in which they operate.

         Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that have been and are to be developed and implemented by the EPA and state environmental agencies. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides are subject to increasingly stringent regulations, including requirements that certain sources install maximum or reasonably available control technology. In addition, the 1999 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V Permits"), which applies to some of the Partnership's facilities. Additionally, new dockside loading facilities owned or operated by the Partnership in the United States will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations require control of VOC emissions from the loading and unloading of tank vessels.

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

         Indemnification. KPL has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of groundwater contamination resulting from three spills and the possible groundwater contamination at a pumping and storage site referred to under "Water" to the standards that are in effect at the time such remediation operations are concluded. In addition, ST's former owner has agreed to indemnify the Partnership against liabilities for damages to the environment from operations conducted by such former owner prior to March 2, 1993. The indemnity, which expired March 1, 1998, is limited in amount to 60% of any claim exceeding $100,000 until an aggregate amount of $10 million has been paid by ST's former owner. In addition, with respect to unknown environmental expenses from operations conducted by Wyco Pipe Line Company prior to the closing of the Partnership's acquisition of the West Pipeline, KPOP has agreed to pay the first $150,000 of such expenses, KPOP and Wyco Pipe Line Company will share, on an equal basis, the next $900,000 of such expenses and Wyco Pipe Line Company will indemnify KPOP for up to $2,950,000 of such expenses thereafter. The indemnity expired August 1999. To the extent that environmental liabilities exceed the amount of such indemnity, KPOP has affirmatively assumed the excess environmental liabilities.


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


Employees

         The Partnership has no employees. The business of the Partnership is conducted by the General Partner, KPL, which at December 31, 1999, employed 635 persons. Approximately 196 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 85 persons employed at four of KPL's terminal unit locations were subject to collective bargaining or similar contracts at that date. Union contracts regarding conditions of employment for 17, 20, 14 and 34 employees are in effect through November 1, 2000, June 30, 2001, February 28, 2002 and June 29, 2002, respectively. All such contracts are subject to automatic renewal for successive one year periods unless either party provides written notice in a timely manner to terminate or modify such agreement.


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


Item 3.    Legal Proceedings

         Certain subsidiaries of the Partnership are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. On January 20, 2000, the Massachusetts Department of Environmental Protection notified the Partnership's subsidiary that it had reason to believe that the subsidiary was also a Potentially Responsible Party. The subsidiary replied to that letter denying any responsibility for the Massachusetts response and/or remediation. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. The case is set for trial in May 2000.

         The consistent position of the Partnership's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction and did not assume any responsibility for the environmental damage. In an order granting partial summary judgment, the trial judge has ruled that the pipeline was an asset of the company acquired by the subsidiary. The subsidiaries are continuing with their defense that the pipeline had been abandoned prior to the acquisition of ST Services and could not have been included in the assets they acquired. The defendants have also counter-claimed against Grace for fraud and mutual mistake, among other defenses. If they are successful at trial with their defenses and/or counterclaims, the judge's partial summary judgment order will be moot. The defendants also believe they have certain rights to indemnification from Grace under the acquisition agreement with Grace. These rights include claims against Grace for breaches of numerous representations in the agreement including the environmental representations. The acquisition agreement includes Grace's agreement to indemnify the subsidiaries against 60% of post-closing environmental remediation costs, subject to a maximum indemnity payment of $10 million.

         The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries have voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million, and expects in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. The
Partnership believes that the ultimate cost of the remediation, while substantial, will be considerably less than the Government has indicated. The
Partnership also believes that, even if the lawsuit determines that the subsidiary is the owner of the pipeline, the defendants have defenses to any claim of the Government. Any claims by the Government could be material in amount and, if made and ultimately sustained against the Partnership's subsidiaries, could adversely affect the Partnership's ability to pay cash distributions to its Unitholders.

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


Item 4.    Submission of Matters to a Vote of Security Holders

         The Partnership did not hold a meeting of Unitholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 1999.


                                     PART II


Item 5.    Market for the Registrant's Units and Related Unitholder Matters

         The Partnership's limited partnership interests ("Units") are listed and traded on the New York Stock Exchange (the "NYSE"), under the symbol "KPP." At March 15, 2000, there were approximately 1,000 Unitholders. On August 14, 1998, the Partnership paid its regular quarterly cash distribution of $0.65 per unit to the holders of each class of the Partnership's outstanding Units. This cash distribution represented the twelfth consecutive quarterly cash distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $0.55 Minimum Quarterly Distribution, as such terms are defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As a result of this payment, pursuant to the terms of the Partnership Agreement, the Preference Period ended effective July 1, 1998, and all differences and distinctions between Senior Preference, Preference and Common Units automatically ceased as of such date. Consequently, as of August 14, 1998, all outstanding units of limited partnership interests in the Partnership were designated as "Units," constituting a single class of securities. Set forth below are prices on the NYSE and cash distributions for the periods indicated for Senior Preference Units and Preference Units, respectively, through August 14, 1998 and, thereafter, for Units.

                           Senior Preference            Preference                                          Cash
                            Unit Prices(1)            Unit Prices(1)                Unit Prices(2)      Distributions
Year                      High         Low           High         Low             High          Low       Declared(3)
----                    ---------------------      ---------------------        ---------------------   --------------
1998:

     First Quarter       37 1/2      34 11/16       36 1/8      33 1/4                                  $     .65
     Second Quarter      37 7/8      34             35 5/8      33 5/16                                       .65
     Third Quarter       37 7/8      32 3/16        35 3/8      32 1/8           33           29 7/5          .65
     Fourth Quarter                                                              33 1/4       29 5/8          .65

1999:
     First Quarter                                                               29 3/16      26 1/4          .70
     Second Quarter                                                              29 3/4       27 1/4          .70
     Third Quarter                                                               29 3/4       26 1/2          .70
     Fourth Quarter                                                              26 15/16     21 5/16         .70

2000:
     First Quarter                                                               28 3/16      24 3/16         .70
        (through March 15, 2000)

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

                                                          Year Ended December 31,
                                       -------------------------------------------------------------
                                         1999         1998         1997         1996         1995(a)
                                       ---------    ---------    ---------    ---------    ---------
Income Statement Data:
Revenues ...........................   $ 158,028    $ 125,812    $ 121,156    $ 117,554    $  96,928
                                       ---------    ---------    ---------    ---------    ---------
Operating costs ....................      69,148       52,200       50,183       49,925       40,617
Depreciation and amortization ......      15,043       12,148       11,711       10,981        8,261
General and administrative .........       9,424        6,261        5,793        5,259        5,472
                                       ---------    ---------    ---------    ---------    ---------
    Total costs and expenses .......      93,615       70,609       67,687       66,165       54,350
                                       ---------    ---------    ---------    ---------    ---------

Operating income ...................      64,413       55,203       53,469       51,389       42,578
Interest and other income ..........         408          626          562          776          894
Interest expense ...................     (13,390)     (11,304)     (11,332)     (11,033)      (6,437)
Minority interest in net income ....        (499)        (441)        (420)        (403)        (360)
                                       ---------    ---------    ---------    ---------    ---------
Income before income taxes .........      50,932       44,084       42,279       40,729       36,675
Income tax provision ...............      (1,496)        (418)        (718)        (822)        (627)
                                       ---------    ---------    ---------    ---------    ---------

Net income .........................   $  49,436    $  43,666    $  41,561    $  39,907    $  36,048
                                       =========    =========    =========    =========    =========
Allocation of net income (b)(c) per:
    Unit ...........................                                          $    2.81    $    2.67
                                                                              =========    =========
    Senior Preference Unit .........                             $    2.55    $    2.46    $    2.20
                                                                 =========    =========    =========
    Preference Unit ................                             $    2.55    $    2.46    $    2.20
                                                                 =========    =========    =========

Cash Distributions declared per (c):
    Unit ...........................                                          $    2.80    $    2.60
                                                                              =========    =========
    Senior Preference Unit .........                             $    2.50    $    2.30    $    2.20
                                                                 =========    =========    =========
    Preference Unit ................                             $    2.50    $    2.30    $    2.20
                                                                 =========    =========    =========

Balance Sheet Data (at period end):
Property and equipment, net ........   $ 316,883    $ 268,626    $ 247,132    $ 249,733    $ 246,471
Total assets .......................     365,953      308,432      269,032      274,765      267,787
Long-term debt .....................     155,987      153,000      132,118      139,453      136,489
Partners' capital ..................     168,288      105,388      104,196      103,340      100,748

(a) Includes the operations of the West Pipeline since its acquisition in February 1995 and the operations of Steuart since its acquisition in December 1995.

(b) Net income is allocated to the limited partnership units in an amount equal to the cash distributions declared for each reporting period and any remaining income or loss is allocated to any class of units that did not receive the same amount of cash distributions per unit (if any). If the same cash distributions per unit are declared for all classes of units, income or loss is allocated pro rata based on the aggregate amount of distributions declared.

(c) Prior to the third quarter of 1998, the Partnership had three classes of partnership interests designated as Senior Preference Units, Preference Units and Common Units, respectively. Pursuant to the Partnership Agreement, on August 14, 1998, each such class of units were converted into a single class designated as "Units", effective July 1, 1998. Allocations of net income and cash distributions declared were equal for all classes of units in 1998. See "Item 5 - Market for Registrant's Units and Related Unitholder Matters."

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

         On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of 5.4 million barrels, was initially financed by term loans from a bank. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering. See "Liquidity and Capital Resources". Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

         On October 30, 1998, the Partnership, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, the Partnership acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The petroleum storage facility, which has capacity of 3.9 million barrels in 22 tanks, was funded by bank financing which was repaid using proceeds from a public unit offering in July 1999. See "Liquidity and Capital Resources".

         The Partnership is the third largest independent liquids terminaling company in the United States. At December 31, 1999, ST operated 40 facilities in 19 states, the District of Columbia and the United Kingdom with an aggregate tankage capacity of approximately 28.8 million barrels.


Pipeline Operations
                                               Year Ended December 31,
                                        -----------------------------------
                                           1999         1998         1997
                                        ---------    ---------    ---------
                                                    (in thousands)

     Revenues.........................  $  67,607    $  63,421    $  61,320
     Operating costs..................     23,579       22,057       21,696
     Depreciation and amortization....      5,090        4,619        4,885
     General and administrative.......      3,102        3,115        2,912
                                        ---------    ---------    ---------
     Operating income.................  $  35,836    $  33,630    $  31,827
                                        =========    =========    =========

         Pipelines revenues are based on volumes shipped and the distances over which such volumes are transported. For the years ended December 31, 1999 and 1998, revenues increased by $4.2 million and $2.1 million, respectively, due to overall increases in volumes shipped, primarily on the East Pipeline. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 18.4 billion, 17.0 billion and 16.1 billion for the years ended December 31, 1999, 1998 and 1997, respectively.

         Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.5 million in 1999 and $0.4 million in 1998, respectively. The increase in both years were due to increases in materials and supplies costs, including additives, that are volume related. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs remained generally level in 1999 and 1998.


Terminaling Operations

                                               Year Ended December 31,
                                        -----------------------------------
                                           1999         1998         1997
                                        ---------    ---------    ---------
                                                    (in thousands)

     Revenues.........................  $  90,421    $  62,391    $  59,836
     Operating costs..................     45,569       30,143       28,487
     Depreciation and amortization....      9,953        7,529        6,826
     General and administrative.......      6,322        3,146        2,881
                                        ---------    ---------    ---------
     Operating income.................  $  28,577    $  21,573    $  21,642
                                        =========    =========    =========

         For the years ended December 31, 1999 and 1998, revenues increased by $28.0 million and $2.6 million, respectively, due to terminal acquisitions and increased utilization of existing terminals due to favorable market conditions, partially offset by a decrease in the overall price realized for storage. Average annual tankage utilized for the years ended December 31, 1999, 1998 and 1997 aggregated 22.6 million barrels, 15.2 million barrels and 12.4 million barrels, respectively. The 1999 and 1998 increases in average annual tankage utilized resulted from the acquisitions and increased storage at the Partnership's largest petroleum storage facility. Average revenues per barrel of tankage utilized for the years ended December 31, 1999, 1998 and 1997 was $4.00, $4.11 and $4.83, respectively. The decrease in 1999 and 1998 average revenues per barrel of tankage utilized was due to the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals.

         Operating costs increased by $15.4 million in 1999 and $1.7 million in 1998, due to the terminal acquisitions and increases in tank utilization. General and administrative expense increased by $3.2 million and $0.3 million in 1999 and 1998. The increase in 1998 and approximately one-half of the increase in 1999 was also due to the terminal acquisitions with the remaining portion of the 1999 increase due to the extraordinarily high litigation costs.

         Total tankage capacity (28.8 million barrels at December 31, 1999) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


Liquidity and Capital Resources

         Cash provided by operating activities was $63.6 million, $58.8 million and $54.8 million for the years 1999, 1998 and 1997, respectively. The increase in cash provided by operations in 1999 resulted from increases in revenues and operating income in the terminaling operations resulting from terminal acquisitions and improvements in pipeline operations from increases in volumes shipped. The increase in 1998 resulted from overall improvements in revenues and operating income in the pipeline operations, and from increased volumes shipped.

         Capital expenditures, excluding expansion capital expenditures, were $15.4 million (including $0.8 million in work-in-process), $9.4 million and
$10.6 million for 1999, 1998 and 1997, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverages (subject to deductible and limits). The Partnership anticipates that routine maintenance capital expenditures will total approximately $12 million to $15 million (excluding acquisitions) in 2000. Such future expenditures, however, will depend on many factors beyond the
Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.

         The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future public unit or debt offerings.

         The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $2.80 per unit were declared to Unitholders in 1999, $2.60 per unit were declared to Unitholders in 1998 and $2.50 per unit was declared in 1997. Payment of the August 14, 1998, regular cash distribution represented the twelfth consecutive quarterly distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $0.55 Minimum Quarterly Distribution specified in the Partnership Agreement. Accordingly, pursuant to the terms of the Partnership Agreement, all differences and distinctions between Senior Preference Units, Preference Units and Common Units automatically ceased as of such date. At that time, all outstanding units of limited partnership interest in the Partnership became "Units" constituting a single class of equity securities, which trade on the New York Stock Exchange under the symbol "KPP".

         The Partnership has a Credit Agreement with a bank that currently provides a $25 million revolving credit facility for working capital and other partnership purposes. Borrowings under the Credit Agreement bear interest at variable rates and are due and payable in January 2001. The Credit Agreement has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1999, $2.2 million was drawn under this credit facility.

         In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals and by a mortgage on the East Pipeline and are pari passu with the existing mortgage notes and credit facility. The term loans also contain certain financial and operational covenants. $18.3 million of the term loans were repaid in July 1999 with the proceeds from the public unit offering. The remaining portion ($25.8 million) is due in January 2002.

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


Year 2000 Issue

         As of the date of this Report, the Partnership has not experienced any significant disruptions in its operations during the transition into the Year 2000 ("Y2K"). In the third quarter of 1999, the Partnership announced that it had completed its assessment of Y2K risks and that it had formulated contingency plans to mitigate potential adverse effects which might have arisen from noncompliant systems or third parties who had not adequately addressed the Y2K issue. To date, the Partnership has not incurred any significant costs related to Y2K issues. The Partnership will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses.

Allocation of Net Income and Earnings

         Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $2.81, $2.66 and $2.53 for the years ended December 31, 1999, 1998 and 1997, respectively.


Item 7(a).  Quantitative and Qualitative Disclosure About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership centrally manages its debt and investment portfolios considering investment opportunities and risks and overall financing strategies. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's variable rate debt and investments are not material to the financial position or performance of the Partnership.


Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data of the Partnership begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Reference is made to the Registrant's Current Reports on Form 8-K and Form 8-K/A, dated November 6, 1998 and March 9, 1999, respectively, which reports are incorporated herein by reference.


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

                                                               Years of
                                          Position with        Service             % of
Name                      Age                  KPL             With KPL Units(m)    O/S
------------------------ -----   -----------------------------  ------  --------   -----
Edward D. Doherty          64    Chairman of the Board and      10 (a)   87,526      *
                                   Chief  Executive Officer
Leon E. Hutchens           65    President                      40 (b)       500     *
Ronald D. Scoggins         45    Senior Vice President           3 (c)     1,395     *
Jimmy L. Harrison          46    Vice President and Controller   7 (d)     -0-       *
Howard C. Wadsworth        55    Vice President,Treasurer        6 (e)     -0-       *
                                   and Secretary
Sangwoo Ahn                61    Director                       11 (f)    38,000     *
John R. Barnes             55    Director                       13 (g)   230,900    1.26%
Murray R. Biles            69    Director                       46 (h)       500     *
Frank M. Burke, Jr.        60    Director                        3 (i)     -0-       *
Charles R. Cox             57    Director                        5 (j)     7,000     *
Hans Kessler               50    Director                        3 (k)     -0-       *
James R. Whatley           73    Director                       11 (l)    25,400     *
                All Officers and Directors as a group (12 persons)                  2.14%

*Less than one percent

(a) Mr. Doherty, Chairman of the Board and Chief Executive Officer of KPL since September 1989, is also Senior Vice President of Kaneb.
(b) Mr. Hutchens assumed his current position in January 1994, having been with KPL since January 1960. Mr. Hutchens had been Vice President since January 1981. Mr. Hutchens was Manager of Product Movement from July 1976 to January 1981.
(c) Mr. Scoggins became an executive officer of KPL in August 1997, prior to which he served in senior level positions for ST for more than 10 years.
(d) Mr. Harrison assumed his present position in November 1992, prior to which he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.
(e) Mr. Wadsworth also serves as Vice President, Treasurer and Secretary for Kaneb. Mr. Wadsworth joined Kaneb in October 1990.
(f) Mr. Ahn, a director of KPL since July 1989, is also a director of Kaneb. Mr. Ahn has been a general partner of Morgan Lewis Githens & Ahn, an investment banking firm, since 1982 and currently serves as a director of ITI Technologies, Inc., PAR Technology Corporation and Quaker Fabric Corporation.
(g) Mr. Barnes, a director of KPL, is also Chairman of the Board, President and Chief Executive Officer of Kaneb.
(h) Mr. Biles joined KPL in November 1953 and served as President from January 1985 until his retirement at the close of 1993.
(i) Mr. Burke, a director of KPL since January 1997, is also a director of Kaneb. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. Mr. Burke also currently serves as a director of Medicalcontrol, Inc. and Miller Exploration Company. He was previously associated with Peat, Marwick, Mitchell & Co. (now KPMG
         LLP), an international firm of certified public accountants, for twenty-four years.
(j) Mr. Cox, a director of KPL since September 1995, is also a director of Kaneb. Mr. Cox has been a private business consultant since retiring in January 1998 from Fluor Daniel, Inc., an international services company, where he served in senior executive level positions during a 29 year career with that organization.
(k) Mr. Kessler, elected to the Board on February 19, 1998, is also a director of Kaneb. Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd.
(l) Mr. Whatley, a director of KPL since July 1989, is also a director of Kaneb and served as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989.
(m) Partnership Units listed are those beneficially owned by the person indicated, his spouse or children living at home and do not include Units in which the person has disclaimed any beneficial interest.


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


Committee Interlocks and Insider Participation

         The Company's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 1999, none of KPL's officers or employees participated in the deliberations of KPL's Board of Directors concerning executive officer compensation.


Section 16(a) Beneficial Ownership Reporting Compliance Statement

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's officers and directors, among others, to file reports of ownership and changes of ownership in the Partnership's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required by related regulations to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by it, KPL believes that, since January 1, 1999, its officers and directors have complied with all applicable filing requirements with respect to the Partnership's equity securities.


Item 11.   Executive Compensation

         The Partnership has no executive officers, but is obligated to reimburse the Company for compensation paid to KPL's executive officers in connection with their operation of the Partnership's business.

         The following table sets forth information with respect to the aggregate compensation paid or accrued by the Company during the fiscal years 1999, 1998 and 1997, to the Chief Executive Officer and each of the other most highly compensated executive officers of KPL.

                           SUMMARY COMPENSATION TABLE

             Name and Principal                        Annual Compensation             All Other
               Position                Year        Salary(a)          Bonus(b)     Compensation(c)
         -------------------------     ----      ----------           ----------   ---------------
         Edward D. Doherty(d)          1999      $  225,375           $    -0-          $  6,249
           Chairman of the             1998         216,758                -0-             6,402
           Board and Chief             1997         208,350             18,420(f)          6,541
           Executive Officer

         Leon E. Hutchens              1999         195,550             13,600             7,336
           President                   1998         188,083             10,000             7,027
                                       1997         180,617               -0-              7,338

         Ronald D. Scoggins(d)         1999         159,441(e)             -0-             6,343
           Senior Vice President       1998         161,348(e)             -0-             6,100
                                       1997         139,899(e)           9,210(g)          5,003

         Jimmy L. Harrison             1999         123,720              6,800             3,844
           Vice President and          1998         117,000              5,000             3,120
           Controller                  1997         110,532                -0-             2,854

(a)      Amounts  for  1999,  1998  and  1997,  respectively,  include  deferred compensation for Mr. Doherty ($14,720, $13,692 and $12,980); Mr. Hutchens ($8,416, $4,869 and $922); and Mr. Scoggins ($11,212, $10,600
         and $7,950).
(b)      Amounts earned in year shown and paid the following year.
(c) Represents the Company's contributions to Kaneb's Savings Investment Plan (a 401(k) plan) and the imputed value of Company-paid group term life insurance.
(d) The compensation for these individuals is paid by Kaneb, which is reimbursed for all or substantially all of such compensation by KPL.
(e) Amounts for 1999, 1998 and 1997, respectively, include $24,016, $31,131 and $13,608 in the form of Partnership Units (378, 412 and 227) and Kaneb Services, Inc. Common Stock (969, 1,322 and 1,927).
(f)      Includes deferred compensation of $18,420.
(g)      Includes deferred compensation of $9,210.


 Director's Fees

         During 1999, each member of KPL's Board of Directors who was not also an employee of the Company or Kaneb was paid an annual retainer of $10,000 in lieu of all attendance fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      At March 15, 2000, KPL owned a combined 2% General Partner interest in the Partnership and KPOP and, together with its affiliates, owned Units representing an aggregate limited partner interest of approximately 28%.


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

         Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
           Consolidated Statements of Income
              - Three Years Ended December 31, 1999...................    F - 1
           Consolidated Balance Sheets
              - December 31, 1999 and 1998............................    F - 2
           Consolidated Statements of Cash Flows
              - Three Years Ended December 31, 1999...................    F - 3
           Consolidated Statements of Partners' Capital
              - Three Years ended December 31, 1999...................    F - 4
         Notes to Consolidated Financial Statements...................    F - 5
         Reports of Independent Accountants...........................    F - 14

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

10.3     Amendment to the TCB Loan Agreement,  dated January 30, 1998,  filed as
         Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is hereby incorporated by reference.

10.4 Pledge and Security Agreement between Kaneb Pipe Line Company ("KPL") and TCB, dated October 11, 1993 (the "TCB Security Agreement"), filed as Exhibit 10.3 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.5 Amendment to the TCB Security Agreement, filed as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.6     Note Purchase  Agreements,  dated  December 22, 1994,  filed as Exhibit
         10.2 of the exhibits to Registrant's Form 8-K, dated March 13, 1995 (the "March 1995 Form 8-K"), which exhibit is hereby incorporated by reference.

10.7 Note Purchase Agreements, dated June 27, 1996, filed as Exhibit 10.5 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.8 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and KPOP, dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Registrant's March 1995 Form 8-K, which exhibit is hereby incorporated by reference.

10.9 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and KPOP, as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and
         10.4 of the exhibits to Registrant's Current Report on Form 8-K dated January 3, 1996, which exhibits are hereby incorporated by reference.

10.10 Formation and Purchase Agreement, between and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.11 Agreement, between and among, GATX Terminals Limited, ST Services, Ltd., ST Eastham, Ltd., GATX Termianls Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.12 Credit Agreement, between and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and Suntrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.


21       List of Subsidiaries, filed herewith.

23 Consents of independent accountants: KPMG LLP and PricewaterhouseCoopers LLP, filed herewith.

27       Financial Data Schedule, filed herewith.


(b)      Reports on Form 8-K

         None

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                       Year Ended December 31,
                                         -----------------------------------------------
                                              1999             1998             1997
                                         -------------    -------------    -------------
Revenues .............................   $ 158,028,000    $ 125,812,000    $ 121,156,000
                                         -------------    -------------    -------------
Costs and expenses:
   Operating costs ...................      69,148,000       52,200,000       50,183,000
   Depreciation and amortization .....      15,043,000       12,148,000       11,711,000
   General and administrative ........       9,424,000        6,261,000        5,793,000
                                         -------------    -------------    -------------
      Total costs and expenses .......      93,615,000       70,609,000       67,687,000
                                         -------------    -------------    -------------

Operating income .....................      64,413,000       55,203,000       53,469,000

Interest and other income ............         408,000          626,000          562,000
Interest expense .....................     (13,390,000)     (11,304,000)     (11,332,000)
                                         -------------    -------------    -------------
Income before minority
   interest and income taxes .........      51,431,000       44,525,000       42,699,000

Minority interest in net income ......        (499,000)        (441,000)        (420,000)

Income tax provision .................      (1,496,000)        (418,000)        (718,000)
                                         -------------    -------------    -------------

Net income ...........................      49,436,000       43,666,000       41,561,000

General partner's interest
   in net income .....................      (1,640,000)        (735,000)        (560,000)
                                         -------------    -------------    -------------
Limited partners' interest
   in net income .....................   $  47,796,000    $  42,931,000    $  41,001,000
                                         =============    =============    =============
Allocation of net income per
   Unit as described in Note 2 .......   $        2.81    $        2.67    $        2.55
                                         =============    =============    =============
Weighted average number of Partnership
   units outstanding .................      16,997,500       16,060,000       16,060,000
                                         =============    =============    =============




                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                 ------------------------------
                                                      1999            1998
                                                 -------------    -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents ................... $   5,127,000    $     849,000
   Accounts receivable .........................    16,929,000       13,917,000
   Prepaid expenses ............................     5,036,000        4,035,000
                                                 -------------    -------------
      Total current assets .....................    27,092,000       18,801,000
                                                 -------------    -------------

Property and equipment .........................   439,537,000      377,248,000
Less accumulated depreciation ..................   122,654,000      108,622,000
                                                 -------------    -------------
      Net property and equipment ...............   316,883,000      268,626,000
                                                 -------------    -------------
Investment in affiliate ........................    21,978,000       21,005,000
                                                 -------------    -------------
                                                 $ 365,953,000    $ 308,432,000
                                                 =============    =============


                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Short-term debt ............................. $        --      $  10,000,000
   Accounts payable ............................     3,288,000        3,939,000
   Accrued expenses ............................     6,350,000        4,809,000
   Accrued distributions payable ...............    13,372,000       10,725,000
   Accrued taxes, other than income taxes ......     2,267,000        2,080,000
   Deferred terminaling fees ...................     3,075,000        3,526,000
   Payable to general partner ..................     1,411,000        6,785,000
                                                 -------------    -------------
      Total current liabilities ................    29,763,000       41,864,000
                                                 -------------    -------------

Long-term debt, less current portion ...........   155,987,000      153,000,000

Other liabilities and deferred taxes ...........    10,882,000        7,131,000

Minority interest ..............................     1,033,000        1,049,000

Commitments and contingencies

Partners' capital:
   Limited partners ............................   168,019,000      104,342,000
   General partner .............................     1,037,000        1,046,000
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment.      (768,000)            --
                                                 -------------    -------------
      Total partners' capital ..................   168,288,000      105,388,000
                                                 -------------    -------------
                                                 $ 365,953,000    $ 308,432,000
                                                 =============    =============




                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                             --------------------------------------------
                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
Operating activities:
   Net income ............................................   $ 49,436,000    $ 43,666,000    $ 41,561,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization ......................     15,043,000      12,148,000      11,711,000
      Minority interest in net income ....................        499,000         441,000         420,000
      Equity in earnings of affiliate, net of distribution     (1,072,000)           --
                                                             ------------    ------------    ------------
      Deferred income taxes ..............................      1,487,000         481,000         651,000
      Changes in working capital components:
        Accounts receivable ..............................     (3,012,000)     (2,414,000)         37,000
        Prepaid expenses .................................       (995,000)        (14,000)        300,000
        Accounts payable and accrued expenses ............      3,028,000       3,174,000        (336,000)
        Deferred terminaling fees ........................       (451,000)        634,000          18,000
        Payable to general partner .......................       (374,000)        642,000         432,000
                                                             ------------    ------------    ------------
           Net cash provided by operating activities .....     63,589,000      58,758,000      54,794,000
                                                             ------------    ------------    ------------

Investing activities:
   Capital expenditures ..................................    (14,568,000)     (9,401,000)    (10,641,000)
   Acquisitions of pipelines and terminals ...............    (44,390,000)    (44,410,000)           --
   Other .................................................     (2,064,000)     (1,121,000)        313,000
                                                             ------------    ------------    ------------
           Net cash used in investing activities .........    (61,022,000)    (54,932,000)    (10,328,000)
                                                             ------------    ------------    ------------
Financing activities:
   Changes in amounts due to/from
      general partner ....................................     (5,000,000)      5,000,000         975,000
   Issuance of debt ......................................     51,319,000      35,000,000            --
   Payments of debt and capital lease ....................    (58,332,000)     (6,453,000)     (7,036,000)
   Distributions, including minority interest ............    (51,850,000)    (42,900,000)    (40,225,000)
   Net proceeds from issuance of KPP units ...............     65,574,000            --              --
                                                             ------------    ------------    ------------
           Net cash provided by (used in) financing
               activities ................................      1,711,000      (9,353,000)    (46,286,000)
                                                             ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents .........      4,278,000      (5,527,000)     (1,820,000)
Cash and cash equivalents at beginning of period .........        849,000       6,376,000       8,196,000
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of period ...............   $  5,127,000    $    849,000    $  6,376,000
                                                             ============    ============    ============
Supplemental information - Cash paid for interest ........   $ 12,881,000    $ 11,156,000    $ 11,346,000
                                                             ============    ============    ============

                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                     Accumulated
                                                                                        Other
                                                       Limited          General     Comprehensive                   Comprehensive
                                                     Partners (a)       Partner     Income (Loss)       Total           Income
                                                    -------------    -------------  -------------  --------------   -------------

Partners' capital at January 1, 1997 ............   $ 102,316,000    $   1,024,000  $       --     $ 103,340,000    $        --

  1997 income allocation ........................      41,001,000          560,000          --        41,561,000       41,561,000

  Distributions declared ........................     (40,150,000)        (555,000)         --       (40,705,000)            --
                                                    -------------    -------------  ------------   -------------    -------------
  Comprehensive income for the year .............                                                                   $  41,561,000
                                                                                                                    =============
Partners' capital at December 31, 1997 ..........     103,167,000        1,029,000          --       104,196,000             --

  1998 income allocation ........................      42,931,000          735,000          --        43,666,000       43,666,000

  Distributions declared ........................     (41,756,000)        (718,000)         --       (42,474,000)            --
                                                    -------------    -------------  ------------   -------------    -------------
  Comprehensive income for the year .............                                                                   $  43,666,000
                                                                                                                    =============
Partners' capital at December 31, 1998 ..........     104,342,000        1,046,000          --       105,388,000             --

  1999 income allocation ........................      47,796,000        1,640,000          --        49,436,000       49,436,000

  Distributions declared ........................     (49,693,000)      (1,649,000)         --       (51,342,000)            --

  Issuance of units .............................      65,574,000             --            --        65,574,000             --

  Foreign currency translation adjustment .......            --               --        (768,000)       (768,000)        (768,000)
                                                    -------------    -------------  ------------   -------------    -------------
  Comprehensive income for the year .............                                                                   $  48,668,000
                                                                                                                    =============
Partners' capital at December 31, 1999 ..........   $ 168,019,000    $   1,037,000  $   (768,000)  $ 168,288,000
                                                    =============    =============  ============   =============
Limited partnership units outstanding at
  December 31, 1997 and 1998                           16,060,000              (b)          --        16,060,000

Units issued in 1999 ............................       2,250,000             --            --         2,250,000
                                                    -------------    -------------  ------------   -------------
Limited partnership units outstanding at
  December 31, 1999                                    18,310,000              (b)          --        18,310,000
                                                    =============    =============  ============   =============

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

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    PARTNERSHIP ORGANIZATION

               Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), a master limited partnership, owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. Kaneb Pipe Line Company (the "Company"), a wholly-owned subsidiary of Kaneb Services, Inc. ("Kaneb"), as general partner, holds a 1% general partner interest in both the Partnership and KPOP. The Company's 1% interest in KPOP is reflected as the minority interest in the financial statements. At December 31, 1999, the Company, together with its affiliates, owned an approximate 28% interest as a limited partner and as a general partner owned a combined 2% interest.

                In July 1999, the Partnership issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 3).

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

               The carrying value of property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent impairment is indicated to exist, an impairment loss will be recognized under SFAS No. 121 based on fair value.

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

      Foreign currency translation

               The Partnership translates the balance sheet of its foreign subsidiary using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in Partners' Capital. Gains and losses resulting from foreign currency transactions are included in the statements of income.

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

      Comprehensive income

              The Partnership has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Partnership's financial position or results of operations.

      Estimates

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

      Income tax considerations

      Income before income tax expense is made up of the following components:

                                           Year Ended December 31,
                                   ---------------------------------------
                                       1999         1998          1997
                                   -----------   -----------   -----------

          Partnership operations   $46,242,000   $42,827,000   $40,317,000
          Corporate operations:
             Domestic ..........       501,000     1,257,000     1,962,000
             Foreign ...........     4,189,000          --            --
                                   -----------   -----------   -----------
                                   $50,932,000   $44,084,000   $42,279,000
                                   ===========   ===========   ===========

               Partnership operations are not subject to Federal or state income taxes. However, certain operations of ST are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 1999, 1998 and 1997 primarily consists of deferred U.S. and foreign income taxes of $1.5 million, $.5 million and $.7 million, respectively. The net deferred tax liability of $5.1 million and $3.6 million at December 31, 1999 and 1998, respectively, consists of deferred tax liabilities of $12 million and $8.8 million, respectively, and deferred tax assets of $6.9 million and $5.2 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating losses. The U.S.
      corporate operations have net operating loss carryforwards for tax purposes totaling approximately $15.2 million which expire in years 2008 through 2019. Additionally, the Partnership's foreign operations have net operating loss carryforwards for tax purposes totaling approximately $4.4 million which do not have an expiration date.

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

               The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. SFAS No. 109, "Accounting for Income Taxes," requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. Management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

      Cash distributions

               The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the Company. Available Cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. Distributions of $2.80, $2.60 and $2.50 per Unit were declared to all classes of Units in 1999, 1998 and 1997, respectively.

               Distributions by the Partnership of its Available Cash are made 99% to Unitholders and 1% to the Company, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to the Unitholders are achieved. The distribution of Available Cash for each quarter during the Preference Period, as defined, was subject to the preferential rights of the holders of the Senior Preference Units ("SPUs") to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash was made to holders of Preference Units ("PUs") or Common Units ("CUs") for such quarter. The CUs were not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period continued until such time as the Minimum Quarterly Distribution had been paid to the holders of the SPUs, the PUs and the CUs for twelve consecutive quarters. Payment of the August 14, 1998 regular cash distribution represented the twelfth consecutive quarterly distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $.55 Minimum Quarterly Distribution specified in the Partnership Agreement. Accordingly, pursuant to the terms of the Partnership Agreement, all differences and distinctions between SPUs, PUs and CUs automatically ceased as of such date. At that time, all outstanding units of limited partnership interest in the Partnership became "Units," constituting a single class of equity securities, which trade on the New York Stock Exchange under the symbol "KPP".

      Allocation of net income and earnings

               For the periods presented, net income or loss has been allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the amount of limited partners' interest in net income, by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $2.81, $2.66 and $2.53 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Change in presentation

               Certain prior year financial statement items have been re-classified to conform with the 1999 presentation.


3.    ACQUISITIONS

              On October 30, 1998, the Partnership, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, the Partnership acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The investment was funded by bank financing which was repaid using proceeds from the public unit offering in July 1999 (See Note 1). The investment is being accounted for by the equity method of accounting, with the excess cost over net book value of the equity investment being amortized over the life of the underlying assets. During 1998, the Partnership acquired other terminals and pipelines for aggregate consideration of $23.9 million.

              On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus assumption of certain liabilities. The acquisition, which was initially financed with term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (see Notes 1 and 5). The pro forma effect of the acquisition was not material to the results of operations.


4.    PROPERTY AND EQUIPMENT

      The cost of property and equipment is summarized as follows:

                                            Estimated
                                             Useful               December 31,
                                              Life      ------------------------------
                                             (Years)        1999              1998
                                            ---------   -------------    -------------
Land ...............................            --      $  21,585,000    $  19,744,000
Buildings ..........................              35        8,568,000        7,626,000
Furniture and fixtures .............              16        2,947,000        2,710,000
Transportation equipment ...........               6        4,469,000        4,131,000
Machinery and equipment ............         20 - 40       32,939,000       31,226,000
Pipeline and terminaling equipment..         20 - 40      364,396,000      305,745,000
Construction work-in-progress ......            --          4,633,000        6,066,000
                                                        -------------    -------------
Total property and equipment .......                      439,537,000      377,248,000
Accumulated depreciation ...........                     (122,654,000)    (108,622,000)
                                                        -------------    -------------
Net property and equipment .........                    $ 316,883,000    $ 268,626,000
                                                        =============    =============


5.    DEBT

      Long-term debt is summarized as follows:

                                                             December 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
      First mortgage notes due 2001 and 2002 .....  $ 60,000,000   $ 60,000,000
      First mortgage notes due 2001 through 2016..    68,000,000     68,000,000
      Revolving credit facility ..................     2,200,000     25,000,000
      Term loans due in 2002 .....................    25,787,000           --
                                                    ------------   ------------
      Total long-term debt .......................  $155,987,000   $153,000,000
                                                    ============   ============

               In 1994, a wholly-owned subsidiary entered into a restated credit agreement with a group of banks that, as subsequently amended, provides a $25 million revolving credit facility through January 31, 2001. The credit facility bears interest at variable interest rates and has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1999, $2.2 million was drawn under the credit facility.

               Also, in 1994, another wholly-owned subsidiary of the Partnership issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1995, a wholly-owned subsidiary of the Partnership issued $27 million of additional Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and the credit facility are secured by a mortgage on the East Pipeline and contain certain financial and operational covenants.

               In June 1996, a wholly-owned subsidiary of the Partnership issued $68 million of new first mortgage notes bearing interest at rates ranging from 7.08% to 7.98%. $35.0 million of these notes is due June 2001, $8.0 million is due June 2003, $10.0 million is due June 2006 and $15.0 million is due June 2016. The loan is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

               In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provides for the issuance of $39.2 million in term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. The term loans, $18.3 million of which bore interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals and by a mortgage on the East Pipeline and, are pari passu with existing mortgage notes and credit facility. The term loans also contain certain financial and operational covenants. $18.3 million of the term loans were repaid in July 1999 with the proceeds from the public unit offering. The remaining portion ($25.8 million) with a fixed rate of 7.14% is due in January 2002.

6.    COMMITMENTS AND CONTINGENCIES

               The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 1999:

         Year ending December 31:

              2000.........................................    $   1,445,000
              2001.........................................        1,021,000
              2002.........................................          642,000
              2003.........................................          510,000
              2004.........................................          212,000
                                                               -------------
              Total minimum lease payments.................    $   3,830,000
                                                               =============

               Total rent expense under operating leases amounted to $2.2 million, $1.1 million and $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

               The operations of the Partnership are subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $8.2 million at December 31, 1999, including $7.6 million related to acquisitions of pipelines and terminals. During 1999 and 1998, respectively, the Partnership incurred $0.9 million and $0.6 million of costs related to such acquisition reserves and reduced the liability accordingly.

               The Company has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (the date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations.

               In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period ending in December 2002. No amount was payable under the earn-out provision in 1997, 1998 and 1999.

               Certain subsidiaries of the Partnership are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. On January 20, 2000, the Massachusetts Department of Environmental Protection notified the Partnership's subsidiary that it had reason to believe that the subsidiary was also a Potentially Responsible Party. The subsidiary has replied to that letter denying any responsibility for the Massachusetts response and/or remediation. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. The case is set for trial in May 2000.

               The consistent position of the Partnership's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction and did not assume any responsibility for the environmental damage. In an order granting partial summary judgment, the trial judge has ruled that the pipeline was an asset of the company acquired by the subsidiary. The subsidiaries are continuing with their defense that the pipeline had been abandoned prior to the acquisition of ST Services and could not have been included in the assets they acquired. The defendants have also counter-claimed against Grace for fraud and mutual mistake, among other defenses. If they are successful at trial with their defenses and/or counterclaims, the judge's partial summary judgment order will be moot. The defendants believe they have certain rights to indemnification from Grace under the acquisition agreement with Grace. These rights include claims against Grace for breaches of numerous representations in the agreement including the environmental representations. The acquisition agreement includes Grace's agreement to indemnify the subsidiaries against 60% of post-closing environmental remediation costs, subject to a maximum indemnity payment of $10 million.

               The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States
      Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries have voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million,  and  expects in the future to incur costs of  approximately  $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. The Partnership believes that the ultimate cost of the remediation, while substantial, will be considerably less than the Government has indicated. The Partnership also believes that, even if the lawsuit determines that the subsidiary is the owner of the pipeline, the defendants have defenses to any claim of the Government. Any claims by the Government could be material in amount and, if made and ultimately sustained against the Partnership's subsidiaries, could adversely affect the Partnership's ability to pay cash distributions to its Unitholders.

               The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


7.    RELATED PARTY TRANSACTIONS

               The Partnership has no employees and is managed and controlled by the Company. The Company and Kaneb are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $11.9 million, $11.3 million and $10.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, include compensation and benefits paid to officers and employees of the Company and Kaneb, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $10.3 million, $9.3 million and $9.0 million of compensation and benefits, paid to officers and employees of the Company for the years ended December 31, 1999, 1998 and 1997, respectively, which represent the actual amounts paid by the Company or Kaneb. In addition, the Partnership paid $.2 million during each of these respective years for an allocable portion of the Company's overhead expenses. At December 31, 1999 and 1998, the Partnership owed the Company $1.4 million and $1.8 million, respectively, for these expenses which are due under normal invoice terms. Additionally, at December 31, 1998, $5.0 million was payable to the Company under a short-term promissory note agreement. The promissory note, which accrued interest at 6.75% per annum, was repaid in February 1999.


8.    BUSINESS SEGMENT DATA

               The Partnership conducts business through two principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, and the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids.

               The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment.

                                                                     Year Ended December 31,
                                                       -----------------------------------------------
                                                            1999             1998             1997
                                                       -------------    -------------    -------------
      Business segment revenues:
          Pipeline operations ......................   $  67,607,000    $  63,421,000    $  61,320,000
          Terminaling operations ...................      90,421,000       62,391,000       59,836,000
                                                       -------------    -------------    -------------
                                                       $ 158,028,000    $ 125,812,000    $ 121,156,000
                                                       =============    =============    =============
      Business segment profit:
          Pipeline operations ......................   $  35,836,000    $  33,630,000    $  31,827,000
          Terminaling operations ...................      28,577,000       21,573,000       21,642,000
                                                       -------------    -------------    -------------
               Operating income ....................      64,413,000       55,203,000       53,469,000
          Interest expense .........................     (13,390,000)     (11,304,000)     (11,332,000)
          Interest and other income ................         408,000          626,000          562,000
                                                       -------------    -------------    -------------
               Income before minority interest
                 and income taxes...................   $  51,431,000    $  44,525,000    $  42,699,000
                                                       =============    =============    =============

      Business segment assets:
          Depreciation and amortization:
               Pipeline operations .................   $   5,090,000    $   4,619,000    $   4,885,000
               Terminaling operations ..............       9,953,000        7,529,000        6,826,000
                                                       -------------    -------------    -------------
                                                       $  15,043,000    $  12,148,000    $  11,711,000
                                                       =============    =============    =============
          Capital expenditures (excluding acquisitions):
               Pipeline operations .................   $   3,547,000    $   5,020,000    $   4,496,000
               Terminaling operations ..............      11,021,000        4,381,000        6,145,000
                                                       -------------    -------------    -------------
                                                       $  14,568,000    $   9,401,000    $  10,641,000
                                                       =============    =============    =============

                                                                        December 31,
                                                       -----------------------------------------------
                                                            1999             1998             1997
                                                       -------------   --------------    -------------
          Total assets:
              Pipeline operations ..................   $ 104,774,000   $  103,966,000    $  97,666,000
              Terminaling operations................     261,179,000      204,466,000      171,366,000
                                                       -------------   --------------    -------------
                                                       $ 365,953,000   $  308,432,000    $ 269,032,000
                                                       =============   ==============    =============

     The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location.

                                                                   Year Ended December 31,
                                                       -----------------------------------------------
                                                            1999             1998             1997
                                                       -------------   --------------    -------------
     Geographical area revenues:
              United States ........................   $ 136,197,000   $  125,812,000    $ 121,156,000
              United Kingdom .......................      21,831,000           --             --
                                                       -------------   --------------    -------------
                                                       $ 158,028,000   $  125,812,000    $ 121,156,000
                                                       =============   ==============    =============
     Geographical area operating income:
              United States ........................   $  58,539,000   $   55,203,000   $   53,469,000
              United Kingdom .......................       5,874,000           --             --
                                                       -------------   --------------   --------------
                                                       $  64,413,000   $   55,203,000   $   53,469,000
                                                       =============   ==============   ==============

     Geographical area net property and equipment:
              United States ........................   $ 275,178,000   $  268,626,000   $  247,132,000
              United Kingdom .......................      41,705,000           --             --
                                                       -------------   --------------   --------------
                                                       $ 316,883,000   $  268,626,000   $  247,132,000
                                                       =============   ==============   ==============

 9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

              The estimated fair value of all debt as of December 31, 1999 and 1998 was approximately $163 million and $171 million, as compared to the carrying value of $156 million and $163 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Partnership has no derivative financial instruments.

              The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 1999. No customer constituted 10 percent or more of consolidated revenues in 1999, 1998 or 1997.


10.   QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly operating results for 1999 and 1998 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,          September 30,       December 31,
                                            ----------------    ----------------    ---------------     --------------
      1999:
        Revenues......................      $     36,845,000    $     39,171,000    $    41,573,000     $   40,439,000
                                            ================    ================    ===============     ==============

        Operating income..............      $     15,144,000    $     15,467,000    $    17,451,000     $   16,351,000
                                            ================    ================    ===============     ==============

        Net income....................      $     11,356,000    $     11,413,000    $    13,835,000     $   12,832,000
                                            ================    ================    ===============     ==============
        Allocation of net income
          per Unit....................      $            .68    $            .69    $           .76     $          .68
                                            ================    ================    ===============     ==============

      1998:
        Revenues......................      $     28,070,000    $     30,553,000    $    33,709,000     $   33,480,000
                                            ================    ================    ===============     ==============

        Operating income..............      $     11,900,000    $     12,946,000    $    15,710,000     $   14,647,000
                                            ================    ================    ===============     ==============

        Net income....................      $      8,960,000    $     10,030,000    $    12,598,000     $   12,078,000
                                            ================    ================    ===============     ==============
        Allocation of net income
          per Unit....................      $            .55    $            .61    $           .77     $          .74
                                            ================    ================    ===============     ==============

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Partners of
Kaneb Pipe Line Partners, L.P.


We have audited the 1999 and 1998 consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") as listed in the index appearing under Item 14(a)(1) on page 28. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


KPMG LLP
Dallas, Texas
February 25, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Kaneb Pipe Line Partners, L.P.


In our opinion, the consolidated statements of income, of cash flows and of changes in partners' capital as of and for the year ended December 31, 1997 (listed in the index appearing under Item 14(a)(1) on page 28) present fairly, in all material respects, the results of operations and cash flows of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries for any period subsequent to December 31, 1997.


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

                                           KANEB PIPE LINE PARTNERS, L.P.
                                           By:   Kaneb Pipe Line Company
                                                 General Partner

                                           By:   EDWARD D. DOHERTY
                                                 Chairman of the Board and
                                                 Chief  Executive Officer
                                           Date: March 24, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company and on the date indicated.

        Signature                        Title                   Date
-----------------------------  ---------------------------  ---------------

Principal Executive Officer
  EDWARD D. DOHERTY            Chairman of the Board        March 24, 2000
                               and Chief Executive Officer

Principal Accounting Officer
  JIMMY L. HARRISON            Controller                   March 24, 2000

Directors

  SANGWOO AHN                  Director                     March 24, 2000

  JOHN R. BARNES               Director                     March 24, 2000

  M.R. BILES                   Director                     March 24, 2000

  FRANK M. BURKE, JR           Director                     March 24, 2000

  CHARLES R. COX               Director                     March 24, 2000

  HANS KESSLER                 Director                     March 24, 2000

  JAMES R. WHATLEY             Director                     March 24, 2000

                                  EXHIBIT LIST

Exhibit
Number                                   Title
--------    --------------------------------------------------------------------

   21       List of Subsidiaries

   23 Consents of independent accountants: KPMG LLP and PricewaterhouseCoopers LLP

   27       Financial Data Schedule