Form 10-Q
period 2000-03-31
KANEB PIPE LINE PARTNERS L P
filed 2000-05-05
CIK 853890

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

For the Quarterly Period                                        Commission File
Ended March 31, 2000                                           Number 001-10311

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

         Yes    X                                             No

Number of Units of the Registrant outstanding at April 30, 2000:  18,310,000.

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------


                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three Months Ended
            March 31, 2000 and 1999                                        1

         Condensed Consolidated Balance Sheets -- March 31, 2000
            and December 31, 1999                                          2

         Condensed Consolidated Statements of Cash Flows -- Three
            Months Ended March 31, 2000 and 1999                           3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 12

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------

Revenues                                                  $ 36,680     $ 36,845
                                                          --------     --------
Costs and expenses:
      Operating costs                                       17,280       16,183
      Depreciation and amortization                          3,975        3,615
      General and administrative                             2,503        1,903
                                                          --------     --------
           Total costs and expenses                         23,758       21,701
                                                          --------     --------

Operating income                                            12,922       15,144
Interest and other income, net                                  59          244
Interest expense                                            (3,019)      (3,509)
                                                          --------     --------
Income before minority interest and income taxes             9,962       11,879
Minority interest in net income                                (97)        (115)
Income tax provision                                          (298)        (408)
                                                          --------     --------
Net income                                                   9,567       11,356
General partner's interest in net income                      (390)        (370)
                                                          --------     --------
Limited partners' interest in net income                  $  9,177     $ 10,986
                                                          ========     ========
Allocation of net income per Unit                         $    .50     $    .68
                                                          ========     ========
Weighted average number of Partnership
     Units outstanding                                      18,310       16,060
                                                          ========     ========




                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------
                                                         March 31,  December 31,
                                                          2000          1999
                                                        ---------     --------
                                                       (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                          $   7,398     $  5,127
     Accounts receivable                                   16,818       16,929
     Prepaid expenses and other                             4,683        5,036
                                                         --------     --------
         Total current assets                              28,899       27,092
                                                         --------     --------
Property and equipment                                    441,907      439,537
Less accumulated depreciation                             126,413      122,654
                                                         --------     --------
     Net property and equipment                           315,494      316,883
                                                         --------     --------
Investment in affiliate                                    20,571       21,978
                                                         --------     --------

                                                         $364,964     $365,953
                                                         ========     ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt                   $  2,000     $   --
     Accounts payable and accrued expenses                 17,379       14,980
     Accrued distributions payable                         13,372       13,372
     Payable to general partner                             1,548        1,411
                                                         --------     --------
         Total current liabilities                         34,299       29,763
                                                         --------     --------
Long-term debt, less current portion                      154,005      155,987

Other liabilities and deferred taxes                       10,890       10,882

Minority interest                                           1,000        1,033

Commitments and contingencies

Partners' capital                                         164,770      168,288
                                                         --------     --------
                                                         $364,964     $365,953
                                                         ========     ========


                 See notes to consolidated financial statements
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

Operating activities:
   Net income                                              $  9,567    $ 11,356
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            3,975       3,615
     Minority interest in net income                             97         115
     Equity in earnings of affiliate,
         net of distributions                                 1,175        --
     Deferred income taxes                                      298         404
     Changes in working capital components                    3,000         722
                                                           --------    --------
         Net cash provided by operating activities           18,112      16,212
                                                           --------    --------

Investing activities:
   Capital expenditures                                      (2,336)     (2,255)
   Acquisitions of terminals                                   --       (37,206)
   Other, net                                                  (151)       (199)
                                                           --------    --------
         Net cash used in investing activities               (2,487)    (39,660)
                                                           --------    --------

Financing activities:
   Changes in payable to general partner                       --        (5,000)
   Issuance of debt                                           2,000      49,220
   Payment of debt                                           (1,982)       --
   Distributions, including minority interest               (13,372)    (11,728)
                                                           --------    --------
         Net cash provided by (used in)
               financing activities                         (13,354)     32,492
                                                           --------    --------
Increase in cash and cash equivalents                         2,271       9,044
Cash and cash equivalents at beginning of period              5,127         849
                                                           --------    --------
Cash and cash equivalents at end of period                 $  7,398    $  9,893
                                                           ========    ========
Supplemental cash flow information -
   cash paid for interest                                  $  1,957    $  1,693
                                                           ========    ========


                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three month periods ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 2000 and the consolidated results of their operations and cash flows for the periods ended March 31, 2000 and 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.   ACQUISITION OF TERMINALS

     On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed by term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (see Note 3). The remaining portion ($25.9 million) is due in January 2002.


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


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       --------------------
                                                         2000       1999
                                                       --------   --------
                                                          (in thousands)

          Net income                                   $  9,567   $ 11,356
          Other comprehensive income - foreign
            currency translation adjustment                 155       (309)
                                                       --------   --------
          Comprehensive income                         $  9,722   $ 11,047
                                                       ========   ========


5.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for the fourth quarter of 1999 was paid on February 14, 2000. A cash distribution of $0.70 per unit for the first quarter of 2000 was declared to holders of record on April 28, 2000 and is payable on May 15, 2000.


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

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
                                                             (in thousands)
     Business segment revenues:
        Pipeline operations                              $  15,248    $  15,164
        Terminaling operations                              21,432       21,681
                                                         ---------    ---------
                                                         $  36,680    $  36,845
                                                         =========    =========

     Business segment profit:
        Pipeline operations                              $   7,237    $   7,356
        Terminaling operations                               5,685        7,788
                                                         ---------    ---------
           Operating income                                 12,922       15,144

        Interest and other income, net                          59          244
        Interest expense                                    (3,019)      (3,509)
                                                         ---------    ---------
           Income before minority interest
               and income taxes                          $   9,962    $  11,879
                                                         =========    =========

                                                         March 31,   December 31
                                                           2000         1999
                                                         ---------    ---------
     Total assets:
        Pipeline operations                              $ 104,085    $ 104,774
        Terminaling operations                             260,879      261,179
                                                         ---------    ---------
                                                         $ 364,964    $ 365,953
                                                         =========    =========

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

     Operating Results:

     Pipeline Operations
                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2000             1999
                                                     ---------        ---------
                                                           (in thousands)

          Revenues                                   $  15,248        $  15,164
          Operating costs                                5,814            5,792
          Depreciation and amortization                  1,293            1,264
          General and administrative                       904              752
                                                     ---------        ---------
             Operating income                        $   7,237        $   7,356
                                                     =========        =========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three months ended March 31, 2000, pipeline revenues were flat when compared to the same 1999 period. Barrel miles totaled 4.0 billion for each of the three month periods ended March 31, 2000 and 1999.

     For the three months ended March 31, 2000, operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, were consistent with the comparable 1999 period. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, increased slightly over the first quarter of 1999.

     Terminaling Operations
                                                        Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2000             1999
                                                     ---------        ---------
                                                           (in thousands)

          Revenues                                   $  21,432        $  21,681
          Operating costs                               11,466           10,391
          Depreciation and amortization                  2,682            2,351
          General and administrative                     1,599            1,151
                                                     ---------        ---------
               Operating income                      $   5,685        $   7,788
                                                     =========        =========

     On February 1, 1999, the Partnership acquired six terminals in the United Kingdom from GATX Terminals Limited for approximately $37.2 million plus transaction costs and the assumption of certain liabilities (the "United Kingdom Terminal Acquisition"). The acquisition of the six locations, which have an aggregate tankage capacity of 5.4 million barrels, was initially financed by term loans from a bank. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (See Liquidity and Capital Resources). Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

     Terminaling revenues decreased by $0.2 million for the three month period ended March 31, 2000, compared to the same 1999 period. Revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable market conditions. Average annual tankage utilized for the three months ended March 31, 2000 decreased to 21.0 million barrels from 21.9 million barrels for the comparable prior year period, primarily the result of unusually high utilization at the Partnership's largest petroleum storage facility in 1999. For the three months ended March 31, 2000, average annualized revenues per barrel of tankage utilized increased to $4.09 per barrel, compared to $3.95 per barrel for the same prior year period, the result of the storage of a higher proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products.

     For the three month period ended March 31, 2000, operating costs increased by $1.1 million when compared to the same 1999 period, primarily the result of the February 1999 United Kingdom Terminal Acquisition. General and administrative costs for the three months ended March 31, 2000 increased by $0.4 million when compared to 1999, due also to the United Kingdom Terminal Acquisition and unusually high litigation costs.

     Total tankage capacity (28.8 million barrels at March 31, 2000) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Liquidity and Capital Resources

     During the first quarter of 2000, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $18.1 million and $16.2 million for the periods ended March 31, 2000 and 1999, respectively. Capital expenditures (excluding acquisitions) were $2.3 million for each of the three month periods ended March 31, 2000 and 1999. The Partnership anticipates that routine maintenance capital expenditures will total approximately $12 million to $15 million (excluding acquisitions) for the year ending December 31, 2000.

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

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all Unitholders in the first quarter of 2000 and $2.80 per unit was declared in the calendar year 1999.

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


     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per unit would have been $0.52 and $0.69 for the three months ended March 31, 2000 and 1999, respectively.

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



                                         KANEB PIPE LINE PARTNERS, L.P.
                                         (Registrant)
                                         By  KANEB PIPE LINE COMPANY
                                         (Managing General Partner)


Date:      May 5, 2000                              //s//
                                         Jimmy L. Harrison
                                         Vice President and Controller