Form 10-Q
period 2000-06-30
KANEB PIPE LINE PARTNERS L P
filed 2000-08-14
CIK 853890

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

For the Quarterly Period                                        Commission File
Ended June 30, 2000                                             Number 001-10311

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

         Yes    X                                             No

Number of Units of the Registrant outstanding at July 31, 2000:  18,310,000

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
                                                                        Page No.

                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three and Six Months Ended
            June 30, 2000 and 1999                                          1

         Condensed Consolidated Balance Sheets -- June 30, 2000
            and December 31, 1999                                           2

         Condensed Consolidated Statements of Cash Flows -- Six
            Months Ended June 30, 2000 and 1999                             3

         Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  13

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)

                                           Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                           --------------------    --------------------
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
Revenues                                   $ 38,438    $ 39,171    $ 75,118    $ 76,016
                                           --------    --------    --------    --------
Costs and expenses:
   Operating costs                           17,004      17,163      34,284      33,346
   Depreciation and amortization              3,961       3,770       7,936       7,385
   General and administrative                 2,514       2,771       5,017       4,674
                                           --------    --------    --------    --------
       Total costs and expenses              23,479      23,704      47,237      45,405
                                           --------    --------    --------    --------
   Operating income                          14,959      15,467      27,881      30,611
   Interest and other income, net                82          38         141         282
   Interest expense                          (2,961)     (3,785)     (5,980)     (7,294)
                                           --------    --------    --------    --------

Income before minority interest
     and income taxes                        12,080      11,720      22,042      23,599
Minority interest in net income                (120)       (115)       (217)       (230)
Income tax provision                            (78)       (192)       (376)       (600)
                                           --------    --------    --------    --------

Net income                                   11,882      11,413      21,449      22,769
General partner's interest in net income       (413)       (367)       (803)       (737)
                                           --------    --------    --------    --------
Limited partners' interest in net income   $ 11,469    $ 11,046    $ 20,646    $ 22,032
                                           ========    ========    ========    ========
Allocation of net income per Unit          $    .63    $    .69    $   1.13    $   1.37
                                           ========    ========    ========    ========
Weighted average number of Partnership
   Units outstanding                         18,310      16,060      18,310      16,060
                                           ========    ========    ========    ========



                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                          June 30,   December 31
                                                            2000         1999
                                                        -----------  -----------
                                                        (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                            $  7,152     $  5,127
     Accounts receivable                                    16,743       16,929
     Prepaid expenses and other                              4,265        5,036
                                                          --------     --------
         Total current assets                               28,160       27,092
                                                          --------     --------
Property and equipment                                     442,370      439,537
Less accumulated depreciation                              130,070      122,654
                                                          --------     --------
     Net property and equipment                            312,300      316,883
                                                          --------     --------
Investment in affiliate                                     21,008       21,978
                                                          --------     --------
                                                          $361,468     $365,953
                                                          ========     ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt                    $ 39,500     $   --
     Accounts payable and accrued expenses                  15,781       14,980
     Accrued distributions payable                          13,372       13,372
     Payable to general partner                              1,627        1,411
                                                          --------     --------
         Total current liabilities                          70,280       29,763
                                                          --------     --------

Long-term debt, less current portion                       117,678      155,987

Other liabilities and deferred taxes                        10,202       10,882

Minority interest                                              978        1,033

Commitments and contingencies

Partners' capital                                          162,330      168,288
                                                          --------     --------
                                                          $361,468     $365,953
                                                          ========     ========


                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Operating activities:
   Net income                                                 $ 21,449    $ 22,769
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                               7,936       7,385
     Minority interest in net income                               217         230
     Equity in earnings of affiliate, net of distributions         662      (1,556)
     Deferred income taxes                                         376         596
     Changes in working capital components                       1,973      (5,844)
                                                              --------    --------

         Net cash provided by operating activities              32,613      23,580
                                                              --------    --------

Investing activities:
   Capital expenditures                                         (2,883)     (4,074)
   Acquisitions of terminals                                      --       (37,206)
   Other, net                                                   (2,152)       (857)
                                                              --------    --------

         Net cash used in investing activities                  (5,035)    (42,137)
                                                              --------    --------

Financing activities:
   Changes in payable to general partner                          --        (5,000)
   Issuance of debt                                              4,500      48,719
   Payments of debt                                             (3,309)       --
   Distributions to partners, including minority interest      (26,744)    (23,456)

         Net cash provided by (used in)
               financing activities                            (25,553)     20,263
                                                              --------    --------

Increase in cash and cash equivalents                            2,025       1,706
Cash and cash equivalents at beginning of period                 5,127         849
                                                              --------    --------

Cash and cash equivalents at end of period                    $  7,152    $  2,555
                                                              ========    ========

Supplemental cash flow information - cash paid for interest   $  6,279    $  7,195
                                                              ========    ========



                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and six month periods ended June 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership at June 30, 2000 and the consolidated results of its' operations and cash flows for the periods ended June 30, 2000 and 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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


3.   PUBLIC OFFERING OF UNITS

     In July 1999, the Partnership issued 2.25 million limited partnership units in a public offering at $30.75 per Unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 2.)


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000           1999
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Net income                                      $    11,882     $    11,413        $    21,449     $    22,769
     Other comprehensive income (loss)
         - foreign currency translation
         adjustment                                       (1,080)           (348)              (925)         (657)
                                                     -----------     -----------        -----------     ---------

     Comprehensive income                            $    10,802     $    11,065        $    20,524     $    22,112
                                                     ===========     ===========        ===========     ===========


5.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for the first quarter of 2000 was paid on May 15, 2000. A cash distribution of $0.70 per unit for the second quarter of 2000 was declared to holders of record on July 31, 2000 and is payable on August 14, 2000.


6.   CONTINGENCIES

     Certain operations of the Partnership are subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. It is possible that other developments could result in substantial costs and liabilities to the Partnership. These include but are not limited to increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership.

     Certain subsidiaries of the Partnership were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts, was abandoned in 1976, when the connecting terminal was sold to an unrelated entity.

     The lawsuit involves environmental response and remediation required by the State of Massachusetts. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses.

     In the lawsuit, Grace also sought indemnification for expenses that it has incurred since 1996 of approximately $3.5 million for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

     At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered judgment, which is not yet final, in the case that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the Partnership acquired as part of the 1993 ST transaction. The Judge also awarded attorney fees to Grace.

     While the  judgment  means  that the  subsidiaries  have no  obligation  to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, the Partnership's subsidiaries intend to appeal the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries have voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million, and expects in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. The Partnership believes that the ultimate cost of the remediation, while substantial, will be considerably less than the Government has indicated.

     The Government has made no claims against the Partnership or any other person on account of this matter. The Partnership believes that if any such claims were made, its subsidiaries would have substantial defenses to such claims. Under Massachusetts law, the party responsible for remediation of a facility is the last owner before the abandonment, which was a Grace company. The Partnership does not believe that either the Grace litigation or any claims that may be made by the Government will adversely affect its ability to make cash distributions to its unitholders, but there can be no assurances in that regard.

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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000           1999
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Business segment revenues:
       Pipeline operations                           $    17,483     $    16,182        $    32,731     $    31,346
       Terminaling operations                             20,955          22,989             42,387          44,670
                                                     -----------     -----------        -----------     -----------
                                                     $    38,438     $    39,171        $    75,118     $    76,016
                                                     ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                           $     9,230     $     8,712        $    16,467     $    16,068
       Terminaling operations                              5,729           6,755             11,414          14,543
                                                     -----------     -----------        -----------     -----------
         Operating income                                 14,959          15,467             27,881          30,611
       Interest and other income, net                         82              38                141             282
       Interest expense                                   (2,961)         (3,785)            (5,980)         (7,294)
                                                     -----------     -----------        -----------     -----------
         Income before minority interest
           and income taxes                          $    12,080     $    11,720        $    22,042     $    23,599
                                                     ===========     ===========        ===========     ===========

                                                                                          June 30,     December 31,
                                                                                            2000           1999
                                                                                        ------------    ------------
     Total assets:
        Pipeline operations                                                             $    104,370    $    104,774
        Terminaling operations                                                               257,098         261,179
                                                                                        ------------    ------------
                                                                                        $    361,468    $    365,953
                                                                                        ============    ============

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000           1999
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    17,483     $    16,182        $    32,731     $    31,346
     Operating costs                                       6,028           5,411             11,842          11,203
     Depreciation and amortization                         1,291           1,274              2,584           2,538
     General and administrative                              934             785              1,838           1,537
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     9,230     $     8,712        $    16,467     $    16,068
                                                     ===========     ===========        ===========     ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and six months ended June 30, 2000, revenues increased 8% and 4%, respectively, compared to the same 1999 periods, due to an overall increase in short-haul volumes shipped. Barrel miles totaled 4.5 billion and 4.6 billion for the three months ended June 30, 2000 and 1999, respectively, and 8.4 billion and 8.6 billion for the six months ended June 30, 2000 and 1999, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $0.6 million for both the three and six month periods ended June 30, 2000, when compared to 1999, due to unusually low costs incurred in the second quarter of 1999. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs increased by $0.1 million and $0.3 million for the three and six month periods ended June 30, 2000 over the comparable prior year periods.

     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000           1999
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    20,955     $    22,989        $    42,387     $    44,670
     Operating costs                                      10,976          11,752             22,442          22,143
     Depreciation and amortization                         2,670           2,496              5,352           4,847
     General and administrative                            1,580           1,986              3,179           3,137
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     5,729     $     6,755        $    11,414     $    14,543
                                                     ===========     ===========        ===========     ===========

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

     Terminaling revenues decreased by $2.0 million and $2.3 million, respectively, for the three and six month periods ended June 30, 2000, compared to the same 1999 periods. Revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions. Average annual tankage utilized for the six months ended June 30, 2000 decreased to 20.8 million barrels, down from 22.3 million barrels for the comparable prior year period, primarily the result of unusually high utilization at the Partnership's largest petroleum storage facility in 1999. For the six months ended June 30, 2000, average annualized revenues per barrel of tankage utilized increased to $4.10 per barrel, compared to $4.00 per barrel for the same prior year period, the result of the storage of a higher proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products.

     For the three months ended June 30, 2000, operating costs decreased by $0.8 million, when compared to the second quarter of 1999, due to decreases in costs resulting from the overall decline in volumes stored. For the six months ended June 30, 2000, operating costs increased by $0.3 million, when compared to the same 1999 period, due to the United Kingdom Terminal Acquisition, partially offset by decreases resulting the from storage volume declines. General and administrative costs decreased by $0.4 million for the three months ended June 30, 2000, when compared to 1999, due also to decreases resulting from lower volumes stored.

     Total tankage capacity (28.8 million barrels at June 30, 2000) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Liquidity and Capital Resources

     During the first six months of 2000, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $32.6 million and $23.6 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures (excluding acquisitions) were $2.9 million for the six months ended June 30, 2000, compared to $4.1 million during the same 1999 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $10 million to $15 million (excluding acquisitions) for the year ending December 31, 2000. At June 30, 2000, the Partnership had a working capital deficit of $42.1 million, due primarily to $35.0 million of mortgage notes due in June 2001 shifting from non-current to current in June 2000. Management expects to refinance the mortgage notes prior to maturity with long-term bank financing or through a public unit offering.

     In July 1999, the Partnership issued 2.25 million limited partnership units in a public offering at $30.75 per Unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom Terminal Acquisition.)

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all Unitholders in the first and second quarters of 2000 and $2.80 per unit was declared in the calendar year 1999.

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


     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $0.64 and $0.69 for the three months and $1.16 and $1.38 for the six months ended June 30, 2000 and 1999, respectively.

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



                                         KANEB PIPE LINE PARTNERS, L.P.
                                         (Registrant)
                                         By  KANEB PIPE LINE COMPANY
                                         (Managing General Partner)


Date:   August 14, 2000                       //s//
                                         ---------------------------------------
                                         Jimmy L. Harrison
                                         Vice President and Controller