Form 10-Q
period 2000-09-30
KANEB PIPE LINE PARTNERS L P
filed 2000-11-14
CIK 853890

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

For the Quarterly Period                                        Commission File
Ended September 30, 2000                                        Number 001-10311

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

         Yes    X                                             No

Number of Units of the Registrant outstanding at November 1, 2000:    18,310,000

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three and Nine Months
            Ended September 30, 2000 and 1999                              1

         Condensed Consolidated Balance Sheets -- September 30, 2000
            and December 31, 1999                                          2

         Condensed Consolidated Statements of Cash Flows -- Nine
            Months Ended September 30, 2000 and 1999                       3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 13

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                             2000           1999            2000           1999
                                                       --------------  -------------  -------------  --------------

Revenues                                               $       41,051  $      41,573  $     116,169  $      117,589
                                                       --------------  -------------  -------------  --------------
Costs and expenses:
     Operating costs                                           17,336         18,057         51,620          51,403
     Depreciation and amortization                              4,004          3,764         11,940          11,149
     General and administrative                                 2,245          2,301          7,262           6,975
                                                       --------------  -------------  -------------  --------------
       Total costs and expenses                                23,585         24,122         70,822          69,527
                                                       --------------  -------------  -------------  --------------
            Operating income                                   17,466         17,451         45,347          48,062
Interest and other income, net                                     84            103            225             385
Interest expense                                               (3,036)        (3,107)        (9,016)        (10,401)
                                                       --------------  ------------- -------------- ---------------
Income before minority interest
     and income taxes                                          14,514         14,447         36,556          38,046
Minority interest in net income                                  (142)          (140)          (359)           (370)
Income tax provision                                             (253)          (472)          (629)         (1,072)
                                                       --------------  -------------  ------------- ---------------
Net income                                                     14,119         13,835         35,568          36,604
General partner's interest in net income                         (435)          (481)        (1,238)         (1,218)
                                                       --------------  -------------  ------------- ---------------
Limited partners' interest in net income               $       13,684  $      13,354  $      34,330  $       35,386
                                                       ==============  =============  =============  ==============
Allocation of net income per Unit                      $         .75   $         .76  $        1.87  $        2.14
                                                       =============   =============  =============  =============
Weighted average number of Partnership
   Units outstanding                                           18,310         17,560         18,310          16,560
                                                       ==============  =============  =============  ==============




                 See notes to consolidated financial statements

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------
                                                        September 30 December 31
                                                             2000        1999
                                                         -----------  ----------
                                                         (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                            $  6,123     $  5,127
     Accounts receivable                                    19,256       16,929
     Prepaid expenses and other                              4,260        5,036
                                                          --------     --------
         Total current assets                               29,639       27,092
                                                          --------     --------

Property and equipment                                     456,110      439,537
Less accumulated depreciation                              133,887      122,654
                                                          --------     --------
     Net property and equipment                            322,223      316,883
                                                          --------     --------
Investment in affiliate                                     22,168       21,978
                                                          --------     --------
                                                          $374,030     $365,953
                                                          ========     ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt                    $ 48,000     $   --
     Accounts payable and accrued expenses                  18,793       14,980
     Accrued distributions payable                          13,372       13,372
     Payable to general partner                              1,742        1,411
                                                          --------     --------
         Total current liabilities                          81,907       29,763
                                                          --------     --------
Long-term debt, less current portion                       117,101      155,987

Other liabilities and deferred taxes                        10,795       10,882

Minority interest                                            1,006        1,033

Commitments and contingencies

Partners' capital                                          163,221      168,288
                                                          --------     --------
                                                          $374,030     $365,953
                                                          ========     ========

                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------
                                                                 2000       1999
                                                              ---------   --------

Operating activities:
   Net income                                                 $ 35,568    $ 36,604
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                              11,940      11,149
     Minority interest in net income                               359         370
     Equity in earnings of affiliate, net of distributions        (285)     (2,515)
     Deferred income taxes                                         629       1,110
     Changes in other liabilities                               (1,525)       --
     Changes in working capital components                       2,593          70
                                                              --------    --------
         Net cash provided by operating activities              49,279      46,788
                                                              --------    --------

Investing activities:
   Capital expenditures                                         (6,434)    (11,243)
   Acquisitions of terminals                                   (12,053)    (44,390)
   Other, net                                                     (481)     (1,642)
                                                              --------    --------
         Net cash used in investing activities                 (18,968)    (57,275)
                                                              --------    --------

Financing activities:
   Changes in payable to general partner                          --        (5,000)
   Issuance of debt                                             16,500      50,919
   Payments of debt                                             (5,700)    (57,447)
   Distributions to partners, including minority interest      (40,115)    (38,478)
   Net proceeds from issuance of KPP units                        --        65,574
                                                              --------    --------
         Net cash provided by (used in)
               financing activities                            (29,315)     15,568
                                                              --------    --------

Increase in cash and cash equivalents                              996        5081
Cash and cash equivalents at beginning of period                 5,127         849
                                                              --------    --------
Cash and cash equivalents at end of period                    $  6,123    $  5,930
                                                              ========    ========
Supplemental cash flow information - cash paid for interest   $  7,919    $  8,845
                                                              ========    ========


                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and nine month periods ended September 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership at September 30, 2000 and the consolidated results of operations and cash flows for the periods ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.   ACQUISITION OF TERMINALS

     On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed by term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (see Note 3). The remaining portion ($24.1 million) is due in January 2002.


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


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000            1999
                                                     -----------     -----------        -----------      ----------
                                                                             (in thousands)
     Net income                                      $    14,119     $    13,835        $    35,568     $    36,604
     Other comprehensive income (loss)
       - foreign currency translation
         adjustment                                           12             460               (913)           (197)
                                                     -----------     -----------        -----------     -----------
     Comprehensive income                            $    14,131     $    14,295        $    34,655     $    36,407
                                                     ===========     ===========        ===========     ===========


5.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for each of the first and second quarter of 2000 was paid on May 15, 2000 and August 14, 2000, respectively. A cash distribution of $0.70 per unit for the third quarter of 2000 was declared to holders of record on October 31, 2000 and is payable on November 14, 2000.


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

     At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the Partnership acquired as part of the 1993 ST transaction. The Judge also awarded attorney fees to Grace.

     While the judgment means that the subsidiaries have no obligation to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, the Partnership's subsidiaries have filed an appeal of the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000            1999
                                                     -----------     -----------        -----------      ----------
                                                                             (in thousands)
     Business segment revenues:
       Pipeline operations                           $    19,567     $    18,708        $    52,298     $    50,054
       Terminaling operations                             21,484          22,865             63,871          67,535
                                                     -----------     -----------        -----------     -----------
                                                     $    41,051     $    41,573        $   116,169     $   117,589
                                                     ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                           $    10,233     $    10,053        $    26,700     $    26,121
       Terminaling operations                              7,233           7,398             18,647          21,941
                                                     -----------     -----------        -----------     -----------
         Operating income                                 17,466          17,451             45,347          48,062

     Interest and other income, net                         84             103                225             385
       Interest expense                                   (3,036)         (3,107)            (9,016)        (10,401)
                                                     -----------     -----------        -----------     -----------
       Income before minority interest
           and income taxes                          $    14,514     $    14,447        $    36,556     $    38,046
                                                     ===========     ===========        ===========     ===========


                                                                                        September 30,   December 31,
                                                                                             2000           1999
                                                                                        ------------    ------------
     Total assets:
        Pipeline operations                                                             $    105,420    $    104,774
        Terminaling operations                                                               268,610         261,179
                                                                                        ------------    ------------
                                                                                        $    374,030    $    365,953
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

     Operating Results:

     Pipeline Operations

                                                        Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000            1999
                                                     -----------     -----------        -----------      ----------
                                                                             (in thousands)

     Revenues                                        $    19,567     $    18,708        $    52,298     $    50,054
     Operating costs                                       6,997           6,565             18,839          17,768
     Depreciation and amortization                         1,293           1,273              3,877           3,811
     General and administrative                            1,044             817              2,882           2,354
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    10,233     $    10,053        $    26,700     $    26,121
                                                     ===========     ===========        ===========     ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine months ended September 30, 2000, revenues increased 5% and 4%, respectively, compared to the same 1999 periods, due to an overall increase in short-haul volumes shipped. Barrel miles totaled 4.7 billion and 5.1 billion for the three months ended September 30, 2000 and 1999, respectively, and 13.1 billion and 13.7 billion for the nine months ended September 30, 2000 and 1999, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by 7% and 6% for the three and nine month periods ended September 30, 2000, respectively, when compared to the same 1999 periods, due to the increase in short-haul volumes shipped. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs increased by $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2000 over the comparable prior year periods.

     Terminaling Operations

                                                        Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2000           1999                2000            1999
                                                     -----------     -----------        -----------      ----------
                                                                             (in thousands)

     Revenues                                        $    21,484     $    22,865        $    63,871     $    67,535
     Operating costs                                      10,339          11,492             32,781          33,635
     Depreciation and amortization                         2,711           2,491              8,063           7,338
     General and administrative                            1,201           1,484              4,380           4,621
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     7,233     $     7,398        $    18,647     $    21,941
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

     Terminaling revenues decreased by $1.4 million and $3.7 million, respectively, for the three and nine month periods ended September 30, 2000, compared to the same 1999 periods. Revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions. Average annual tankage utilized for the nine months ended September 30, 2000 decreased to 20.8 million barrels, down from 22.5 million barrels for the comparable prior year period, primarily the result of unusually high utilization at the Partnership's largest petroleum storage facility in 1999. For the nine months ended September 30, 2000, average annualized revenues per barrel of tankage utilized increased to $4.09 per barrel, compared to $4.00 per barrel for the same prior year period, the result of the storage of a higher proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products.

     For the three and nine month periods ended September 30, 2000, operating costs decreased by $1.2 million and $0.9 million, respectively, when compared to the same 1999 periods, due to decreases in costs resulting from the overall decline in volumes stored. General and administrative costs decreased by $0.3 million and $0.2 million, respectively, for the three and nine month periods ended September 30, 2000, when compared to 1999, due to the decreased level of business. Total tankage capacity (30.5 million barrels at September 30, 2000) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Liquidity and Capital Resources

     During the first nine months of 2000, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $49.3 million and $46.8 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures (excluding acquisitions) were $6.4 million for the nine months ended September 30, 2000, compared to $11.2 million during the same 1999 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $8 million to $12 million (excluding acquisitions) for the year ending December 31, 2000. At September 30, 2000, the Partnership had a working capital deficit of $52.3 million, due primarily to $35.0 million of mortgage notes which are due in June 2001 and $13.0 million of bank debt due in January 2001. Management expects to refinance the mortgage notes and bank debt prior to maturity with long-term bank financing or through a public debt or unit offering.

     On September 22, 2000, the Partnership entered into a definitive agreement to acquire Shore Terminals LLC, the owner of seven terminals with a total tankage capacity of approximately 7.8 million barrels, for $106 million in cash and 2 million partnership units. The cash portion of the purchase price will be funded with long-term bank financing. Four of the terminals are located in California, with the remaining three being located in Washington, Oregon and Nevada. The closing of the acquisition, which is subject to certain regulatory approvals, is expected to occur in late December or early January 2001.

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

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all Unitholders in the first, second and third quarters of 2000 and $2.80 per unit was declared in the calendar year 1999.

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


     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $0.73 and $0.75 for the three months and $1.90 and $2.13 for the nine months ended September 30, 2000 and 1999, respectively.


     Recent Accounting Pronouncement

     The Partnership has assessed the reporting and disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments which are considered hedges, will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The Partnership will adopt SFAS No. 133, as amended, in the first quarter of 2001. Currently the Partnership is not a party to any derivative contracts, and does not anticipate that adoption will have a material effect on the Partnership's results of operations or financial position.

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



                                                  KANEB PIPE LINE PARTNERS, L.P.
                                                         (Registrant)
                                                  By  KANEB PIPE LINE COMPANY
                                                     (Managing General Partner)


Date:   November 14, 2000                                     //s//
                                                 -------------------------------
                                                 Jimmy L. Harrison
                                                 Vice President and Controller