Form 10-K
period 2000-12-31
KANEB PIPE LINE PARTNERS L P
filed 2001-03-19
CIK 853890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Aggregate market value of the voting Units held by non-affiliates of the registrant: $494,132,366. This figure is estimated as of March 6, 2001, at which date the closing price of the Registrant's Units on the New York Stock Exchange was $33.39 per Unit and assumes that only the General Partner of the Registrant (the "General Partner"), officers and directors of the General Partner and its parent and wholly owned subsidiaries of the General Partner and its parent were affiliates.

     Number of Units of the Registrant outstanding at March 6, 2001: 20,285,090.

Item I.    Business


General

         Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the refined petroleum products pipeline business and the terminaling of petroleum products and specialty liquids. The Partnership was formed in September 1989 to acquire, own and operate the pipeline system and operations that had been previously conducted by Kaneb Pipe Line Company, a Delaware corporation ("KPL"), since 1953. KPL owns a combined 2% interest as general partner of the Partnership and of Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership ("KPOP"). The Partnership's pipeline operations are conducted through KPOP, of which the Partnership is the sole limited partner and KPL is the sole general partner. The terminaling business of the Partnership is conducted through Support Terminals Operating Partnership, L.P. ("STOP"), and its affiliated partnerships and corporate entities, which operate under the trade names "ST Services" and "StanTrans," among others. KPOP and STOP are, collectively with their subsidiaries, referred to as the "Operating Partnerships." KPL is a wholly-owned subsidiary of Kaneb Services, Inc., a Delaware corporation ("Kaneb") (NYSE: KAB).


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


         Other Systems

         The Partnership also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2000, these three systems combined transported a total of 3.7 million barrels of diesel fuel, representing an aggregate of $1.5 million in revenues.

         Pipelines Products and Activities

         The Pipelines' revenues are based upon volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated:


                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2000             1999              1998             1997              1996
                               -------------     -------------    --------------    -------------    --------------
Volume (1)...............             89,192            85,356            77,965           69,984            73,839
Barrel miles (2)............          17,843            18,440            17,007           16,144            16,735
Revenues (3)................         $70,685           $67,607           $63,421          $61,320           $63,441


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

         The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:


                                                              Year Ended December 31,
                                                              (Thousands of Barrels)
                               ------------------------------------------------------------------------------------
                                    2000             1999              1998             1997              1996
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          44,215            41,472            37,983           32,237            36,063
Diesel and fuel oil.........          41,087            40,435            36,237           33,541            32,934
Propane.....................           3,890             3,449             3,745            4,206             4,842
                               -------------     -------------    --------------    -------------    --------------
Total.......................          89,192            85,356            77,965           69,984            73,839
                               =============     =============    ==============    =============    ==============

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

         In general, a shipper on one of the Pipelines delivers products to the pipeline from refineries or third party pipelines that connect to the Pipelines. The Pipelines' operations also include 20 truck loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 20 terminals also receive propane into storage tanks and then load it into transport trucks. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

         Each shipper transporting product on a pipeline is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines.


         The following table shows the number of tanks owned by KPOP at each terminal location at December 31, 2000, the storage capacity in barrels and truck capacity of each terminal location.

      Location of                  Number                Tankage        Truck
       Terminals                  of Tanks              Capacity     Capacity(a)
---------------------------       --------             ----------   ------------
Colorado:
      Dupont                         18                  692,000         6
      Fountain                       13                  366,000         5
Iowa:
      LeMars                          9                  103,000         2
      Milford(b)                     11                  172,000         2
      Rock Rapids                    12                  366,000         2
Kansas:
      Concordia(c)                    7                   79,000         2
      Hutchinson                      9                  162,000         1
Nebraska:
      Columbus(d)                    12                  191,000         2
      Geneva                         39                  678,000         8
      Norfolk                        16                  187,000         4
      North Platte                   22                  198,000         5
      Osceola                         8                   79,000         2
North Dakota:
      Jamestown                      13                  188,000         2
South Dakota:
      Aberdeen                       12                  181,000         2
      Mitchell                        8                   72,000         2
      Rapid City                     13                  256,000         3
      Sioux Falls                     9                  394,000         2
      Wolsey                         21                  149,000         4
      Yankton                        25                  246,000         4
Wyoming:
      Cheyenne                       15                  345,000         2
                                 ------              -----------
Totals                              292                5,104,000
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

(d)  Also loads rail tank cars.

         The East Pipeline also has intermediate storage facilities consisting of 12 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 472,000 and 534,000 barrels, respectively. During 2000, approximately 50.4% and 91.5% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

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

         The Pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by the Pipelines) that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

         The majority of the refined petroleum product transported through the East Pipeline in 2000 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by Cooperative Refining Association ("CRA"), Frontier Refining and Conoco, Inc. respectively. The CRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by CRA accounted for approximately 27% of the total amount of product shipped over the East Pipeline in 2000. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

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

          Principal Customers

         KPOP had a total of approximately 52 shippers in 2000. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $48.7 million, $42.7 million and $48.3 million, which accounted for 69%, 63% and 76% of total revenues shipped for each of the years 2000, 1999 and 1998, respectively.

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


Liquids Terminaling

         Introduction

         The Partnership's Support Terminal Services operation ("ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 2000, the Partnership's terminaling business accounted for approximately 55% of the Partnership's revenues. As of December 31, 2000, and excluding the Shore acquisition described in the next paragraph, ST operated 35 facilities in 19 states and the District of Columbia, with a total storage capacity of approximately 25.0 million barrels. In addition, in February 1999, ST made its first significant international acquisition, with the purchase of six terminals located in the United Kingdom, having a total capacity of approximately 5.4 million barrels. In September 2000, ST acquired a 1.6 million barrel petroleum terminal in Paulsboro, New Jersey. ST and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids.

         On January 3, 2001, the Partnership completed the acquisition of Shore Terminals LLC. Shore Terminals owns seven terminals, four in California (three in the San Francisco Bay area and one in Los Angeles) and one each in Tacoma, Washington, Portland, Oregon and Reno, Nevada, with a total storage capacity of
7.8 million barrels. All of the terminals handle petroleum products and, with the exception of the Nevada terminal, have deep water access. The purchase price was approximately $107,000,000 in cash and 1,975,090 units of limited partnership in the Partnership. The acquisition, which will become a part of the ST Services terminaling operations, will significantly increase ST Services' presence on the West Coast.

         ST's terminal facilities provide storage on a fee basis for petroleum products, specialty chemicals and other liquids. ST's five largest domestic terminal facilities are located in Piney Point, Maryland; Linden, New Jersey (50% owned joint venture); Jacksonville, Florida; Texas City, Texas; and, Paulsboro, New Jersey. These facilities accounted for approximately 38.0% of ST's revenues and 49.1% of its tankage capacity in 2000 (excluding the Paulsboro facility, which was acquired by ST in September 2000). Upon their acquisition, the Shore terminals at Crockett and Martinez, California became the third and fourth largest ST terminals.

         Description of Largest Domestic Terminal Facilities

         Piney Point, Maryland. The largest terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck loading facilities, product blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

         Linden, New Jersey. In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire a 50% ownership interest in and the management of the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44 acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal has two docks (and leases a third) with draft limits of 35 and 24 feet, respectively.

         Jacksonville, Florida. The Jacksonville terminal, also acquired as part of the Steuart transaction in 1995, is located on approximately 86 acres on the St. John's River and consists of a main terminal and two annexes with combined storage capacity of approximately 2.1 million barrels in 30 tanks. The terminal is currently used to store petroleum products including gasoline, No. 2 oil, No. 6 oil, diesel and kerosene. This terminal has a tanker berth with a 38-foot draft and four barge berths and also offers truck and rail car loading facilities and facilities to blend residual fuels for ship bunkering.

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

         The Texas City facility is designed to accommodate a diverse product mix, including specialty chemicals, such as petrochemicals and has tanks equipped for the specific storage needs of the various products handled; piping and pumping equipment for moving the product between the tanks and the transportation modes; and, an extensive infrastructure of support equipment. ST receives and delivers the majority of the specialty chemicals that it handles via ship or barge at Texas City. ST also receives and delivers liquids via rail tank cars and transport trucks and has direct pipeline connections to refineries in Texas City.

         Paulsboro, New Jersey. The Paulsboro terminal was acquired from GATX in September of 2000. The facility has 18 tanks with a combined storage capacity of approximately 1.6 million barrels on the east bank of the Delaware river across from Philadelphia, Pennsylvania. The terminal has one ship dock and two barge berths, is connected to Colonial pipeline and has a truck loading rack for receipt and delivery of petroleum products.

         ST's facilities have been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

         Other Terminal Sites. In addition to the five major facilities described above, ST now has 37 other terminal facilities located throughout the United States and six facilities in the United Kingdom. The Paulsboro facility was acquired during 2000 and the seven Shore terminals in January 2001. The 30 facilities (excluding the seven Shore terminals acquired in January 2001, but including the Paulsboro terminal) represented approximately 50.9% of ST's total tankage capacity and approximately 60.5% of its total revenue for 2000. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and bulk fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, these facilities primarily store petroleum products for a variety of customers. Overall, these facilities provide ST locations which are diverse geographically, in products handled and in customers served.


         The following table outlines ST's terminal locations, capacities, tanks and primary products handled:

                                     Tankage          No. of               Primary Products
         Facility                   Capacity          Tanks                     Handled
 -------------------------------  -------------     ----------       ------------------------------
 Major U.S. Terminals:
 Piney Point, MD                    5,403,000            28          Petroleum
 Linden, NJ(a)                      3,884,000            22          Petroleum
 Crockett, CA(d)                    3,048,000            24          Petroleum
 Martinez, CA(d)                    2,783,000            16          Petroleum
 Jacksonville, FL                   2,066,000            30          Petroleum

 Other U.S. Terminals:
 Montgomery, AL(b)                    162,000             7          Petroleum, Jet Fuel
 Moundville, AL(b)                    310,000             6          Jet Fuel
 Tuscon, AZ(a)                        181,000             7          Petroleum
 Los Angeles, CA(d)                   597,000            20          Petroleum
 Richmond, CA(d)                      617,000            25          Petroleum
 Stockton, CA                         706,000            32          Petroleum
 M Street, DC                         133,000             3          Petroleum
 Homestead, FL(b)                      72,000             2          Jet Fuel
 Augusta, GA                          110,000             8          Petroleum
 Bremen, GA                           180,000             8          Petroleum, Jet Fuel
 Brunswick, GA                        302,000             3          Petroleum, Pulp Liquor
 Columbus, GA                         180,000            25          Petroleum, Chemicals
 Macon, GA(b)                         307,000            10          Petroleum, Jet Fuel
 Savannah, GA                         861,000            19          Petroleum, Chemicals
 Blue Island, IL                      752,000            19          Petroleum
 Chillicothe, IL(a)                   270,000             6          Petroleum
 Peru, IL                             221,000             8          Petroleum, Fertilizer
 Indianapolis, IN                     410,000            18          Petroleum
 Westwego, LA                         858,000            54          Molasses, Fertilizer, Caustic
 Salina, KS(c)                         98,000            10          Petroleum
 Andrews AFB Pipeline, MD(b)           72,000             3          Jet Fuel
 Baltimore, MD                        821,000            49          Chemicals, Asphalt, Jet Fuel
 Salisbury, MD                        177,000            14          Petroleum
 Winona, MN                           229,000             7          Fertilizer
 Reno, NV(d)                          107,000             7          Petroleum
 Paulsboro, NJ                      1,580,000            18          Petroleum
 Alamogordo, NM(b)                    120,000             5          Jet Fuel
 Drumright, OK                        315,000             4          Petroleum, Jet Fuel
 Portland, OR(d)                      343,000            11          Petroleum
 Philadelphia, PA                   1,044,000            12          Petroleum
 San Antonio, TX                      207,000             4          Jet Fuel
 Texas City, TX                     2,002,000           124          Chemicals and Petrochemicals
 Dumfries, VA                         554,000            16          Petroleum, Asphalt
 Virginia Beach, VA(b)                 40,000             2          Jet Fuel
 Tacoma, WA(d)                        367,000            15          Petroleum
 Vancouver, WA                         94,000            31          Chemicals, Fertilizer
 Milwaukee, WI                        308,000             7          Petroleum

 Foreign Terminals:
 Grays, England                     1,945,000            53          Petroleum
 Eastham, England                   2,185,000           162          Chemicals, Animal Fats
 Runcorn, England                     146,000             4          Molten sulphur
 Glasgow, Scotland                    344,000            16          Petroleum
 Leith, Scotland                      459,000            34          Petroleum, Chemicals
 Belfast, Northern Ireland            315,000            38          Petroleum
                                 --------------     ----------
                                   38,285,000          1,046
                                 ==============     ==========

(a)  The terminal is 50% owned by ST.

(b)  Facility  also  includes  pipelines  to  U.S.   government   military  base
     locations.

(c) Transferred to Kaneb Pipe Line Operating Partnership, L.P. effective January 1, 2001.

(d)  Acquired in the Shore acquisition on January 3, 2001.


         Customers

         The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and six of the eleven locations have been utilized solely by the U.S. Government. Two of these locations are presently without government business. Of the eleven locations, five include pipelines which deliver jet fuel directly to nearby military bases, while another location supplies Andrews Air Force Base, Maryland and consists of a barge receiving dock, and an 11.3 mile pipeline, with three 24,000 barrel double-bottomed tanks and an administration building located on the base.

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

         Several   companies   offering  liquid   terminaling   facilities  have
significantly more capacity than ST. However, much of ST's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators have facilities used primarily for petroleum related products. As a result, many of ST's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.


Capital Expenditures

         Capital expenditures by the Pipelines, excluding acquisitions, were $3.4 million, $3.6 million and $5.0 million for 2000, 1999 and 1998, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $6.1 million, $11.0 million and $4.4 million for 2000, 1999 and 1998, respectively.

         Capital expenditures of the Partnership during 2001 are expected to be approximately $12 million to $15 million. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. KPL intends to finance future expansion capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.


Regulation

         Interstate Regulation. The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by complaint to FERC filed by a shipper or on the FERC's own initiative. Reparations may be recovered by the party filing the complaint for the two-year period prior to the complaint, if FERC finds the rate to be unlawful.

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

         Under Title XVIII of the Energy Policy Act of 1992 (the "EP Act"), rates that were in effect on October 24, 1991 that were not subject to a protest, investigation or complaint are deemed to be just and reasonable. Such rates, commonly referred to as grandfathered rates, are subject to challenge only for limited reasons. Any relief granted pursuant to such challenges may be prospective only. Because the Partnership's rates that were in effect on October 24, 1991, were not subject to investigation and protest at that time, those rates could be deemed to be just and reasonable pursuant to the EP Act. The Partnership's current rates became final and effective in July 2000, and the Partnership believes that its currently effective tariffs are just and reasonable and would withstand challenge under the FERC's cost-based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

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

         In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, KPL believes that the Partnership's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

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

         Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline and liquids terminaling industries. The East Pipeline and ST Services have experienced limited groundwater contamination at various terminal and pipeline sites resulting from various causes including activities of previous owners. Remediation projects are underway or under construction using various remediation techniques. The costs to remediate contamination at several ST terminal locations is being borne by the former owners under indemnification agreements. Although no assurances can be made, the Partnership believes that the aggregate cost of these remediation efforts will not be material.

         Groundwater remediation efforts are ongoing at all four of the West Pipeline's terminals and at a Wyoming pump station. Regulatory officials have been consulted in the development of remediation plans. In connection with the purchase of the West Pipeline, KPOP agreed to implement remediation plans at these specific sites over the succeeding five years following the acquisition in return for the payment by the seller, Wyco Pipe Line Company, of $1,312,000 to KPOP to cover the discounted estimated future costs of these remediations. The Partnership has accrued $2.1 million for these future remediation expenses.

         In May 1998, the West Pipeline, at a point between Dupont, Colorado and Fountain, Colorado ruptured, and approximately 1,000 barrels of product was released. Containment and remedial action was immediately commenced. Upon investigation, it appeared that the failure of the pipeline was due to damage caused by third party excavations. The Partnership has made claim to the third party as well as to its insurance carriers. The Partnership has entered into a Compliance Order on Consent with the State of Colorado with respect to the remediation. As of December 31, 2000, the Partnership has incurred $1.2 million of costs in connection with this incident. Future costs are not anticipated to be significant. The Partnership has recovered substantially all of its costs from its insurance carrier.

         On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST is general partner. PEPCO has reported that, through December 2000, it incurred approximately $66 million in clean-up costs and expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST has participated provisionally in a minority share of the cleanup expense, which has been funded by ST's insurance carriers. KPP cannot predict the amount, if any, that ultimately may be determined to be ST's share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially affect KPP's financial condition.

         As a result of the rupture, purported class actions have been filed in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts against PEPCO and ST under various theories, including the federal Oil Pollution Act. The court has ordered a consolidated complaint to be filed in this action. ST's insurance carriers have assumed the defense of these actions. While KPP cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on its financial condition.

         PEPCO and ST have agreed with the State of Maryland to pay costs of assessing natural resource damages under the federal Oil Pollution Act, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. KPL believes that both the assessment costs and such damages are covered by insurance and will not materially affect KPP's financial condition.

         The U.S. Department of Transportation has issued a Notice of Proposed Violation to PEPCO and ST alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST and PEPCO intend to contest the allegations of violations and the proposed penalty. The ultimate amount of any penalty attributable to ST cannot be determined at this time, but KPL believes that this matter will not have a material effect on KPP's financial condition.

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

         Aboveground Storage Tank Acts. A number of the states in which the Partnership operates in the United States have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not currently a Federal statute regulating these above ground tanks, there is a possibility that such a law will be passed in the United States within the next few years. The Partnership is in substantial compliance with all above ground storage tank laws in the states with such laws. Although no assurance can be given, the Partnership believes that the future implementation of above ground storage tank laws by either additional states or by the Federal government will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

         Indemnification. KPL has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of contamination at certain East Pipeline sites. In addition, both KPOP and ST was wholly or partially indemnified under certain acquisition contracts for some environmental costs. Most of such contracts contain time and amount limitations on the indemnities. To the extent that environmental liabilities exceed the amount of such indemnity, KPOP has affirmatively assumed the excess environmental liabilities.


Safety Regulation

         The Pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

         On November 3, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. KPL does not believe that any increased costs of compliance with these regulations will materially affect the Partnership's results of operations.

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


Employees

         The Partnership has no employees. The business of the Partnership is conducted by the General Partner, KPL, which at December 31, 2000, employed approximately 600 persons. Approximately 114 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 86 persons employed at 5 of KPL's terminal unit locations were subject to collective bargaining or similar contracts at that date. Union contracts regarding conditions of employment for 18, 6, 16, 30 and 16 employees are in effect through June 30, 2001, September 1, 2001, February 28, 2002, June 29, 2002, and November 1, 2003, respectively. All such contracts are subject to automatic renewal for successive one year periods unless either party provides written notice in a timely manner to terminate or modify such agreement.


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

         The properties used in the operations of the Pipelines are owned by the Partnership, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2004. The majority of ST's facilities are owned, while the remainder, including most of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


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


Item 4.    Submission of Matters to a Vote of Security Holders

         The Partnership did not hold a meeting of Unitholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 2000.




                                     PART II

Item 5.    Market for the Registrant's Units and Related Unitholder Matters

         The Partnership's limited partnership interests ("Units") are listed and traded on the New York Stock Exchange (the "NYSE"), under the symbol "KPP." At March 6, 2001, there were approximately 1,100 Unitholders. Set forth below are prices on the NYSE and cash distributions for the periods indicated for such Units.

                                                        Unit Prices                         Cash
                                                   ----------------------               Distributions
         Year                                        High           Low                    Declared
         -----------------------------             --------      --------               -------------
         1999:
                   First Quarter                   29 3/16       26 1/4                   $  .70
                   Second Quarter                  29 3/4        27 1/4                      .70
                   Third Quarter                   29 3/4        26 1/2                      .70
                   Fourth Quarter                  26 15/16      21 5/16                     .70

         2000:
                   First Quarter                   28 1/4        24 3/16                     .70
                   Second Quarter                  27 1/8        23 3/8                      .70
                   Third Quarter                   29 15/16      24 11/16                    .70
                   Fourth Quarter                  31 3/4        26 1/16                     .70

         2001:
                   First quarter                   34.09         29.88                       .70
                      (through March 6, 2001)

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


                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                             2000          1999           1998          1997           1996
                                         ----------    ----------      ----------    ----------    ----------
Income Statement Data:
Revenues............................     $  156,232    $  158,028      $ 125,812     $  121,156    $  117,554
                                         ----------    ----------      ---------     ----------    ----------

Operating costs.....................        69,653         69,148         52,200         50,183        49,925
Depreciation and amortization.......        16,253         15,043         12,148         11,711        10,981
General and administrative..........        11,881          9,424          6,261          5,793         5,259
                                         ---------     ----------      ---------     ----------    ----------

    Total costs and expenses........        97,787         93,615         70,609         67,687        66,165
                                         ---------     ----------      ---------     ----------    ----------

Operating income....................        58,445         64,413         55,203         53,469        51,389
Interest and other income...........         1,442            408            626            562           776
Interest expense....................       (12,283)       (13,390)       (11,304)       (11,332)      (11,033)
Minority interest in net income.....          (467)          (499)          (441)          (420)         (403)
                                         ---------     ----------      ---------     -----------   -----------
Income before income taxes..........        47,137         50,932         44,084         42,279        40,729
Income tax provision................          (943)        (1,496)          (418)          (718)         (822)
                                         ---------     ----------      ---------     -----------   -----------

Net income..........................     $   46,194    $   49,436      $  43,666     $   41,561    $   39,907
                                         ==========    ==========      =========     ==========    ==========

Allocation of net income per
    Unit (a)........................     $     2.43    $     2.81      $    2.67     $     2.55    $     2.46
                                         ==========    ==========      =========     ==========    ==========

Cash Distributions declared per
    Unit (a)........................     $     2.80    $     2.80      $    2.60     $     2.50    $     2.30
                                         ==========    ==========      =========     ==========    ==========

Balance Sheet Data (at period end):
Property and equipment, net.........     $ 321,355     $  316,883      $ 268,626     $  247,132    $  249,733
Total assets........................       375,063        365,953        308,432        269,032       274,765
Long-term debt......................       166,900        155,987        153,000        132,118       139,453
Partners' capital...................       160,767        168,288        105,388        104,196       103,340


(a) Prior to the third quarter of 1998, the Partnership had three classes of partnership interests designated as Senior Preference Units, Preference Units and Common Units, respectively. Pursuant to the Partnership Agreement, on August 14, 1998, each such class of units were converted into a single class designated as "Units", effective July 1, 1998. Allocations of net income and cash distributions declared were equal for all classes of units for all periods presented.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP Units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a bank. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

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

         The Partnership is the third largest independent liquids terminaling company in the United States. Following the Shore acquisition on January 3, 2001, ST operated 42 facilities in 24 states, the District of Columbia and six facilities in the United Kingdom with an aggregate tankage capacity of approximately 38.3 million barrels.

Pipeline Operations

                                                      Year Ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (in thousands)

Revenues.....................................    $ 70,685   $ 67,607   $ 63,421
Operating costs .............................      25,223     23,579     22,057
Depreciation and amortization ...............       5,180      5,090      4,619
General and administrative ..................       4,069      3,102      3,115
                                                 --------   --------   --------
Operating income.............................    $ 36,213   $ 35,836   $ 33,630
                                                 ========   ========   ========

         Pipelines revenues are based on volumes shipped and the distances over which such volumes are transported. For the year ended December 31, 2000, revenues increased by $3.1 million due primarily to an increase in terminaling charges. For the year ended December 31, 1999, revenues increased by $4.2 million due to overall increases in total volumes shipped, primarily on the East Pipeline. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 17.8 billion, 18.4 billion and 17.0 billion for the years ended December 31, 2000, 1999 and 1998, respectively.

          Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.6 million in 2000 and $1.5 million in 1999, respectively. The increase in both years was due to increases in materials and supplies costs, including additives, that are volume related. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs increased by $1.0 million in 2000, compared to 1999, when the Partnership booked a one-time benefit resulting from the favorable elimination of a contingency.


Terminaling Operations

                                                      Year Ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (in thousands)

Revenues.....................................    $ 85,547   $ 90,421   $ 62,391
Operating costs..............................      44,430     45,569     30,143
Depreciation and amortization................      11,073      9,953      7,529
General and administrative...................       7,812      6,322      3,146
                                                 --------   --------   --------
Operating income...........................      $ 22,232   $ 28,577   $ 21,573
                                                 ========   ========   ========

         For the year ended December 31, 2000, revenues decreased by $4.9 million, compared to 1999. Revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions resulting from declines in forward product pricing. For the year ended December 31, 1999, revenues increased by $28.0 million, due to terminal acquisitions and increased utilization of existing terminals due to favorable market conditions, partially offset by a decrease in the overall price realized for storage. Average annual tankage utilized for the years ended December 31, 2000, 1999 and 1998 aggregated
21.0 million barrels, 22.6 million barrels and 15.2 million barrels, respectively. The 2000 decrease in average annual tankage utilized resulted from the unfavorable domestic market conditions. The 1999 increase resulted from the acquisitions and increased storage at the Partnership's largest petroleum storage facility. Average revenues per barrel of tankage utilized for the years ended December 31, 2000, 1999 and 1998 was $4.12, $4.00 and $4.11, respectively. The increase in 2000 average revenues per barrel of tankage utilized, when compared to 1999, was due to the storage of a larger proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products. The unusually low 1999 average revenues per barrel of tankage utilized was due to the 1999 temporary increase in storage at the Partnership's largest petroleum storage facility.

         Operating costs decreased by $1.1 million in 2000, when compared to 1999, due to lower costs resulting from the overall decline in volumes stored. The 1999 increase of $15.4 million in operating costs was due to the terminal acquisitions and increases in tank utilization. General and administrative expense increased by $1.5 million in 2000 and by $3.2 million in 1999. The increase in 2000 is due entirely to extraordinarily high litigation costs. Approximately one-half of the increase in 1999 was due to the terminal acquisitions with the remaining portion of the 1999 increase due to the extraordinarily high litigation costs. In 2000, KPP sold land and other
Terminaling business assets for approximately $2.0 million in net proceeds, recognizing a gain on disposition of assets of $1.1 million.


         Total tankage capacity (38.3 million barrels, including 7.8 million barrels acquired in the Shore acquisition on January 3, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.



Liquidity and Capital Resources

         Cash provided by operating activities was $62.0 million, $63.6 million and $58.8 million for the years 2000, 1999 and 1998, respectively. The decrease in cash provided by operations in 2000 is a result of the decrease in terminaling revenues and operating income due to unfavorable domestic market conditions. The increase in 1999 resulted from increases in revenues and operating income in the terminaling operations resulting from terminal acquisitions and improvements in pipeline operations from increases in volumes shipped.

         Capital expenditures, excluding expansion capital expenditures, were $9.5 million, $14.6 million and $9.4 million for 2000, 1999 and 1998, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverages (subject to deductible and limits). The Partnership anticipates that routine maintenance capital expenditures (excluding acquisitions) will total approximately $12 million to $15 million in 2001. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.

         The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future public unit or debt offerings.

         The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and KPL. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $2.80 per unit were declared to Unitholders in 2000 and 1999 and $2.60 per unit was declared in 1998.

         In December 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. No amounts were drawn on the facility at December 31, 2000. The credit facility bears interest at variable rates, has a variable commitment fee on unutilized amounts and contains certain financial and operational covenants. Proceeds from the facility were used to repay in full the Partnership's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility in January 2001. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, the Partnership incurred a $6.3 million prepayment penalty, which will be recognized as an extraordinary expense in the first quarter of 2001. At January 3, 2001, $257.5 million was drawn on the facility, at an interest rate of 6.31%, which is due in December of 2003.

         In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from the public unit offering. The remaining portion ($23.9 million), with a fixed rate of 7.14%, is due in January 2002. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants.

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

         See also "Item 1 - Regulation", regarding the FERC's Lakehead decision.


Allocation of Net Income and Earnings

         Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $2.49, $2.81 and $2.66 for the years ended December 31, 2000, 1999 and 1998, respectively.


Recent Accounting Pronouncements

         The Partnership has assessed the reporting and disclosure requirements of SFAS No. 133, "Accounting and Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments which are considered hedges, will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The Partnership will adopt SFAS No. 133, as amended, in the first quarter of 2001. Currently, the Partnership is not a party to any derivative contracts, and does not anticipate that adoption will have a material effect on the Partnership's results of operations or financial position.


Item 7(a).    Quantitative and Qualitative Disclosure About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership centrally manages its debt and investment portfolios considering investment opportunities and risks and overall financing strategies. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $257.5 million at January 3, 2001, a one percent increase in interest rates would increase net interest expense by approximately $2.6 million.


Item 8.    Financial Statements and Supplementary Data

         The financial statements and supplementary data of the Partnership begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

          The Partnership is a limited partnership and has no directors. The Partnership is managed by KPL as general partner. Set forth below is certain information concerning the directors and executive officers of KPL. All directors of KPL are elected annually by Kaneb, as its sole stockholder. All officers serve at the discretion of the Board of Directors of KPL.

                                           Position with                Years of Service                        % of
Name                      Age                   KPL                         With KPL             Units(m)        O/S
------------------------ ------- ---------------------------------- ------------------------- --------------- ----------
Edward D. Doherty          65    Chairman of the Board and                   11 (a)                 87,526        *
                                   Chief  Executive Officer
Leon E. Hutchens           66    President                                   41 (b)                    500        *
Jimmy L. Harrison          47    Executive Vice President                     8 (d)                   -0-         *
                                    and Controller
Ronald D. Scoggins         46    Senior Vice President                        4 (c)                  1,451        *
Howard C. Wadsworth        56    Vice President,Treasurer                     7 (e)                   -0-         *
                                   and Secretary
Sangwoo Ahn                62    Director                                    12 (f)                 34,000        *
John R. Barnes             56    Director                                    14 (g)                230,900      1.14%
Murray R. Biles            70    Director                                    47 (h)                    500        *
Frank M. Burke, Jr.        61    Director                                     4 (i)                   -0-         *
Charles R. Cox             58    Director                                     6 (j)                  8,500        *
Hans Kessler               51    Director                                     4 (k)                   -0-         *
James R. Whatley           74    Director                                    12 (l)                 27,400        *
       All Officers and Directors as a group (12 persons)                                          390,777      1.93%
*Less than one percent

(a) Mr. Doherty, Chairman of the Board and Chief Executive Officer of KPL since September 1989, is also Senior Vice President of Kaneb.
(b) Mr. Hutchens assumed his current position in January 1994, having been with KPL since January 1960. Mr. Hutchens had been Vice President since January 1981. Mr. Hutchens was Manager of Product Movement from July 1976 to January 1981.
(c) Mr. Scoggins became an executive officer of KPL in August 1997, prior to which he served in senior level positions for ST for more than 10 years.
(d) Mr. Harrison assumed his present position in November 1992, prior to which he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.
(e) Mr. Wadsworth also serves as Vice President, Treasurer and Secretary for Kaneb. Mr. Wadsworth joined Kaneb in October 1990.
(f) Mr. Ahn, a director of KPL since July 1989, is also a director of Kaneb. Mr. Ahn has been a general partner of Morgan Lewis Githens & Ahn, an investment banking firm, since 1982 and currently serves as a director of PAR Technology Corporation and Quaker Fabric Corporation.
(g) Mr. Barnes, a director of KPL, is also Chairman of the Board, President and Chief Executive Officer of Kaneb.
(h) Mr. Biles joined KPL in November 1953 and served as President from January 1985 until his retirement at the close of 1993.
(i) Mr. Burke, a director of KPL since January 1997, is also a director of Kaneb. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. Mr. Burke also currently serves as a Director of Avidyn, Inc. and Arch Coal, Inc.
(j) Mr. Cox, a director of KPL since September 1995, is also a director of Kaneb. Mr. Cox has been a private business consultant since retiring in January 1998 from Fluor Daniel, Inc., an international services company, where he served in senior executive level positions during a 29 year career with that organization.
(k) Mr. Kessler, elected to the Board on February 19, 1998, is also a director of Kaneb. Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd.
(l) Mr. Whatley, a director of KPL since July 1989, is also a director of Kaneb and served as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989.
(m) Partnership Units listed are those beneficially owned by the person indicated, his spouse or children living at home and do not include Units in which the person has disclaimed any beneficial interest.


Audit Committee

         Messrs. Sangwoo Ahn, Frank M. Burke, Jr. and James R. Whatley serve as the members of the Audit Committee of KPL. Such Committee will, on an annual basis, or more frequently as such Committee may determine to be appropriate, review policies and practices of KPL and the Partnership and deal with various matters as to which potential conflicts of interest may arise.


Committee Interlocks and Insider Participation

         KPL's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 2000, none of KPL's officers or employees participated in the deliberations of KPL's Board of Directors concerning executive officer compensation.


Section 16(a) Beneficial Ownership Reporting Compliance Statement

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires KPL's officers and directors, among others, to file reports of ownership and changes of ownership in the Partnership's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required by related regulations to furnish KPL with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by it, KPL believes that, since January 1, 2000, its officers and directors have complied with all applicable filing requirements with respect to the Partnership's equity securities.


Item 11.   Executive Compensation

         The Partnership has no executive officers, but is obligated to reimburse KPL for compensation paid to KPL's executive officers in connection with their operation of the Partnership's business.

         The following table sets forth information with respect to the aggregate compensation paid or accrued by KPL during the fiscal years 2000, 1999 and 1998, to the Chief Executive Officer and each of the other most highly compensated executive officers of KPL.

                                                     SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
             Name and Principal                  -------------------------------       All Other
               Position                 Year        Salary(a)          Bonus(b)     Compensation(c)
         ---------------------------   -----     ---------------      ----------    ---------------
         Edward D. Doherty(d)          2000      $  234,392           $    -0-          $  6,787
           Chairman of the             1999         225,375                -0-             6,249
           Board and Chief             1998         216,758                -0-             6,402
           Executive Officer

         Leon E. Hutchens              2000         203,383                -0-             7,443
           President                   1999         195,550             13,600             7,336
                                       1998         188,083             10,000             7,027

         Jimmy L. Harrison             2000         128,820                -0-             2,666
           Executive Vice President    1999         123,720              6,800             3,844
                                       1998         117,000              5,000             3,120

         Ronald D. Scoggins(d)         2000         164,658(e)             -0-             6,457
           Senior Vice President       1999         159,441(e)             -0-             6,343
                                       1998         161,348(e)             -0-             6,100


(a) Amounts for 2000, 1999 and 1998, respectively, include deferred compensation for Mr. Doherty ($6,762, $14,720 and $13,692); Mr.
         Hutchens  ($1,608,  $8,416  and  $4,869);  and Mr.  Scoggins  ($11,464,
         $11,212 and $10,600).
(b)      Amounts earned in year shown and paid the following year.
(c) Represents KPL's contributions to Kaneb's Savings Investment Plan (a 401(k) plan) and the imputed value of Company-paid group term life insurance.
(d) The compensation for these individuals is paid by Kaneb, which is reimbursed for all or substantially all of such compensation by KPL.
(e) Amounts for 2000, 1999 and 1998, respectively, include $24,058, $24,016 and $31,131 in the form of Partnership Units (434, 378 and 412) and Kaneb Services, Inc. Common Stock (1,314, 969 and 1,322).

 Director's Fees

         During 2000, each member of KPL's Board of Directors who was not also an employee of KPL or Kaneb was paid an annual retainer of $10,000 in lieu of all attendance fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

         At March 6, 2001, KPL owned a combined 2% General Partner interest in the Partnership and KPOP and, together with its affiliates, owned Units representing an aggregate limited partner interest of approximately 25%.


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

         Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
           Consolidated Statements of Income - Three Years
               Ended December 31, 2000...............................     F - 1
           Consolidated Balance Sheets - December 31, 2000 and 1999..     F - 2
           Consolidated Statements of Cash Flows - Three Years
               Ended December 31, 2000...............................     F - 3
           Consolidated Statements of Partners' Capital - Three
               Years ended December 31, 2000.........................     F - 4
         Notes to Consolidated Financial Statements..................     F - 5
         Independent Auditors' Report................................     F - 15

  (a)(2) Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


  (a)(3) List of Exhibits

3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, as revised July 23, 1998, filed herewith.

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

10.2 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and KPOP, dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Registrant's March 1995 Form 8-K, which exhibit is hereby incorporated by reference.

10.3 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and KPOP, as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and
         10.4 of the exhibits to Registrant's Current Report on Form 8-K dated January 3, 1996, which exhibits are hereby incorporated by reference.

10.4 Formation and Purchase Agreement, between and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.5 Agreement, between and among, GATX Terminals Limited, ST Services, Ltd., ST Eastham, Ltd., GATX Termianls Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.6 Credit Agreement, between and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

10.7 Revolving Credit Agreement, dated as of December 28, 2000 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed herewith.

10.8 Securities Purchase Agreement Among Shore Terminals LLC, Kaneb Pipe Line Partners, L.P. and the Sellers Named Therein, dated as of September 22, 2000, Amendment No. 1 To Securities Purchase Agreement, dated as of November 28, 2000 and Registration Rights Agreement, dated as of January 3, 2001, filed as Exhibits 10.1, 10.2 and 10.3 of the exhibits to Registrant's Current Report on Form 8-K dated January 3, 2001, which exhibits are hereby incorporated by reference.

21       List of Subsidiaries, filed herewith.

23       Consent of KPMG LLP, filed herewith.



(b)      Reports on Form 8-K

         Current Report on Form 8-K regarding the decision of Kaneb Services, Inc.'s ("Kaneb Services") Board of Directors to distribute its pipeline, terminaling and product marketing business to Kaneb Services' stockholders in the form of a new limited liability company, dated November 29, 2000, (Registrant is a Delaware limited partnership of which Kaneb Pipe Line Company, a Delaware corporation ("KPL"), is the general partner. KPL is a wholly owned subsidiary of Kaneb Services).

         Current Report on Form 8-K regarding the Acquisition of Shore Terminals LLC, located in California, Washington, Oregon and Nevada, dated January 3, 2001.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Year Ended December 31,
                                         -----------------------------------------------
                                              2000            1999             1998
                                         -------------    -------------    -------------
Revenues .............................   $ 156,232,000    $ 158,028,000    $ 125,812,000
                                         -------------    -------------    -------------
Costs and expenses:
   Operating costs ...................      69,653,000       69,148,000       52,200,000
   Depreciation and amortization .....      16,253,000       15,043,000       12,148,000
   General and administrative ........      11,881,000        9,424,000        6,261,000
                                         -------------    -------------    -------------
      Total costs and expenses .......      97,787,000       93,615,000       70,609,000
                                         -------------    -------------    -------------

Operating income .....................      58,445,000       64,413,000       55,203,000

Interest and other income ............       1,442,000          408,000          626,000
Interest expense .....................     (12,283,000)     (13,390,000)     (11,304,000)
                                         -------------    -------------    -------------
Income before minority
   interest and income taxes .........      47,604,000       51,431,000       44,525,000

Minority interest in net income ......        (467,000)        (499,000)        (441,000)

Income tax provision .................        (943,000)      (1,496,000)        (418,000)
                                         -------------    -------------    -------------
Net income ...........................      46,194,000       49,436,000       43,666,000

General partner's interest
   in net income .....................      (1,639,000)      (1,640,000)        (735,000)
                                         -------------    -------------    -------------
Limited partners' interest
   in net income .....................   $  44,555,000    $  47,796,000    $  42,931,000
                                         =============    =============    =============

Allocation of net income per
   Unit as described in Note 2 .......   $        2.43    $        2.81    $        2.67
                                         =============    =============    =============

Weighted average number of Partnership
   units outstanding .................      18,310,000       16,997,500       16,060,000
                                         =============    =============    =============


                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                           December 31,
                                                 ------------------------------
                                                     2000             1999
                                                 -------------    -------------
       ASSETS
Current assets:
   Cash and cash equivalents .................   $   4,758,000    $   5,127,000
   Accounts receivable .......................      21,091,000       16,929,000
   Prepaid expenses ..........................       5,291,000        5,036,000
                                                 -------------    -------------
      Total current assets ...................      31,140,000       27,092,000
                                                 -------------    -------------
Property and equipment .......................     458,926,000      439,537,000
Less accumulated depreciation ................     137,571,000      122,654,000
                                                 -------------    -------------
      Net property and equipment .............     321,355,000      316,883,000
                                                 -------------    -------------
Investment in affiliates .....................      22,568,000       21,978,000
                                                 -------------    -------------
                                                 $ 375,063,000    $ 365,953,000
                                                 =============    =============


       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable ..........................   $   3,706,000    $   3,288,000
   Accrued expenses ..........................       7,705,000        6,350,000
   Accrued distributions payable .............      13,372,000       13,372,000
   Accrued taxes, other than income taxes ....       2,363,000        2,267,000
   Deferred terminaling fees .................       3,717,000        3,075,000
   Payable to general partner ................       1,889,000        1,411,000
                                                 -------------    -------------
      Total current liabilities ..............      32,752,000       29,763,000
                                                 -------------    -------------
Long-term debt ...............................     166,900,000      155,987,000

Other liabilities and deferred taxes .........      13,676,000       10,882,000

Minority interest ............................         968,000        1,033,000

Commitments and contingencies

Partners' capital:
   Limited partners ..........................     161,307,000      168,019,000
   General partner ...........................         981,000        1,037,000
   Accumulated other comprehensive income (loss)
    - foreign currency translation adjustment ..    (1,521,000)        (768,000)
                                                 -------------    -------------
      Total partners' capital ................     160,767,000      168,288,000
                                                 -------------    -------------
                                                 $ 375,063,000    $ 365,953,000
                                                 =============    =============



                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2000                  1999                  1998
                                                          -------------         -------------        --------------
Operating activities:
   Net income ........................................    $  46,194,000         $  49,436,000        $   43,666,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization...................       16,253,000            15,043,000            12,148,000
      Minority interest in net income.................          467,000               499,000               441,000
      Equity in earnings of affiliates, net
        of distribution...............................         (154,000)           (1,072,000)                 -
      Gain on sale of assets..........................       (1,126,000)                 -                     -
      Deferred income taxes...........................          943,000             1,487,000               481,000
      Other liabilities...............................          841,000                  -                     -
      Changes in working capital components:
        Accounts receivable...........................       (4,162,000)           (3,012,000)           (2,414,000)
        Prepaid expenses..............................         (255,000)             (995,000)              (14,000)
        Accounts payable and accrued expenses.........        1,869,000             3,028,000             3,174,000
        Deferred terminaling fees.....................          642,000              (451,000)              634,000
        Payable to general partner....................          478,000              (374,000)              642,000
                                                          -------------         -------------        --------------
           Net cash provided by operating activities..       61,990,000            63,589,000            58,758,000
                                                          -------------         -------------        --------------
Investing activities:
   Capital expenditures...............................       (9,483,000)          (14,568,000)           (9,401,000)
   Acquisitions of pipelines and terminals............      (12,053,000)          (44,390,000)          (44,410,000)
   Proceeds from sale of assets.......................        1,961,000                  -                     -
   Other..............................................         (212,000)           (2,064,000)           (1,121,000)
                                                          -------------         ---------------      --------------
           Net cash used in investing activities......       (19,787,000)          (61,022,000)          (54,932,000)
                                                          --------------        --------------       ---------------

Financing activities:
   Changes in amounts due to/from
      general partner.................................             -               (5,000,000)            5,000,000
   Issuance of debt...................................       14,613,000            51,319,000            35,000,000
   Payments of debt and capital lease.................       (3,700,000)          (58,332,000)           (6,453,000)
   Distributions, including minority interest.........      (53,485,000)          (51,850,000)          (42,900,000)
   Net proceeds from issuance of KPP units............             -               65,574,000                 -
                                                          -------------         -------------        --------------
           Net cash provided by (used in) financing
               activities.............................      (42,572,000)            1,711,000            (9,353,000)
                                                          -------------         -------------        --------------
Increase (decrease) in cash and cash equivalents......         (369,000)            4,278,000            (5,527,000)
Cash and cash equivalents at beginning of period......        5,127,000               849,000             6,376,000
                                                          -------------         -------------        --------------
Cash and cash equivalents at end of period............    $   4,758,000         $   5,127,000        $      849,000
                                                          =============         =============        ==============
Supplemental information - Cash paid for interest.....    $  12,438,000         $  12,881,000        $   11,156,000
                                                          =============         =============        ==============



                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                            Accumulated
                                                                               Other
                                                Limited        General     Comprehensive                    Comprehensive
                                              Partners (a)     Partner     Income (Loss)     Total             Income
                                            --------------   -----------   -------------  -------------   ----------------


Partners' capital at January 1, 1998.....   $  103,167,000   $ 1,029,000   $       -      $ 104,196,000   $          -

  1998 income allocation.................       42,931,000       735,000           -         43,666,000        43,666,000

  Distributions declared.................      (41,756,000)     (718,000)          -        (42,474,000)             -
                                            --------------  ------------   -----------    -------------   ---------------
  Comprehensive income for the year......                                                                 $    43,666,000
                                                                                                          ===============
Partners' capital at December 31, 1998...      104,342,000     1,046,000           -        105,388,000               -

  1999 income allocation.................       47,796,000     1,640,000           -         49,436,000         49,436,000

  Distributions declared.................      (49,693,000)   (1,649,000)          -        (51,342,000)              -

  Issuance of units......................       65,574,000           -             -         65,574,000               -

  Foreign currency translation adjustment            -               -        (768,000)        (768,000)          (768,000)
                                            --------------   -----------   -----------    -------------    ---------------
  Comprehensive income for the year......                                                                  $    48,668,000
                                                                                                           ===============
Partners' capital at December 31, 1999...      168,019,000     1,037,000      (768,000)     168,288,000

  2000 income allocation.................       44,555,000     1,639,000           -         46,194,000         46,194,000

  Distributions declared.................      (51,267,000)   (1,695,000)          -        (52,962,000)              -

  Foreign currency translation adjustment            -               -        (753,000)        (753,000)          (753,000)
                                            --------------  ------------   -----------    -------------    ---------------
  Comprehensive income for the year......                                                                  $    45,441,000
                                                                                                           ===============
Partners' capital at December 31, 2000...   $  161,307,000  $    981,000   $(1,521,000)   $ 160,767,000
                                            ==============  ============   ===========    =============
Limited partnership units outstanding at
  December 31, 1998......................       16,060,000           (b)           -        16,060,000

Units issued in 1999.....................        2,250,000           -             -         2,250,000
                                            --------------   -----------   -----------   -------------
Limited partnership units outstanding at
  December 31, 1999 and 2000.............       18,310,000           (b)           -        18,310,000
                                            ==============  ============   ===========   =============


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

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PARTNERSHIP ORGANIZATION

         Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), a master limited partnership, owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. Kaneb Pipe Line Company ("KPL"), a wholly-owned subsidiary of Kaneb Services, Inc. ("Kaneb"), as general partner, holds a 1% general partner interest in both the Partnership and KPOP. KPL's 1% interest in KPOP is reflected as the minority interest in the financial statements. At December 31, 2000, KPL, together with its affiliates, owned an approximate 28% interest as a limited partner and as a general partner owned a combined 2% interest.

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

         Revenue and income recognition

         KPOP provides pipeline transportation of refined petroleum products and liquified petroleum gases. Revenue is recognized as services are provided.

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

         Comprehensive income

         The Partnership follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Partnership's financial position or results of operations.

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

         Income tax considerations

         Income   before  income  tax  expense  is  made  up  of  the  following components:

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2000                  1999                  1998
                                                          -------------         -------------        --------------
         Partnership operations......................     $  43,071,000         $  46,242,000        $   42,827,000
         Corporate operations:
              Domestic...............................           510,000               501,000             1,257,000
              Foreign................................         3,556,000             4,189,000                 -
                                                          -------------         -------------        --------------
                                                          $  47,137,000         $  50,932,000        $   44,084,000
                                                          =============         =============        ==============

         Partnership operations are not subject to Federal or state income taxes. However, certain operations of ST are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 2000, 1999 and 1998 primarily consists of deferred U.S. and foreign income taxes of $0.9 million, $1.5 million and $.5 million, respectively. The net deferred tax liability of $5.9 million and $5.1 million at December 31, 2000 and 1999, respectively, consists of deferred tax liabilities of $12.0 million and $12.0 million, respectively, and deferred tax assets of $6.1 million and $6.9 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating losses. The U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $15.4 million which expire in years 2008 through 2020. Additionally, the Partnership's foreign operations have net operating loss carryforwards for tax purposes totaling approximately $4.4 million which do not have an expiration date.

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

         Cash distributions

         The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and KPL. Available Cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. Distributions of $2.80, $2.80 and $2.60 per Unit were declared to all classes of Units in 2000, 1999 and 1998, respectively.

         Distributions by the Partnership of its Available Cash are made 99% to Unitholders and 1% to KPL, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to the Unitholders are achieved. The distribution of Available Cash for each quarter during the Preference Period, as defined, was subject to the preferential rights of the holders of the Senior Preference Units ("SPUs") to receive the Minimum Quarterly Distribution for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash was made to holders of Preference Units ("PUs") or Common Units ("CUs") for such quarter. The CUs were not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period continued until such time as the Minimum Quarterly Distribution had been paid to the holders of the SPUs, the PUs and the CUs for twelve consecutive quarters. Payment of the August 14, 1998 regular cash distribution represented the twelfth consecutive quarterly distribution of Available Cash constituting Cash from Operations in an amount equal to or exceeding the $.55 Minimum Quarterly Distribution specified in the Partnership Agreement. Accordingly, pursuant to the terms of the Partnership Agreement, all differences and distinctions between SPUs, PUs and CUs automatically ceased as of such date. At that time, all outstanding units of limited partnership interest in the Partnership became "Units," constituting a single class of equity securities, which trade on the New York Stock Exchange under the symbol "KPP".

         Allocation of net income and earnings

         For the periods presented, net income or loss has been allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to certain incentive distributions at different levels of cash distributions. Earnings per Unit shown on the consolidated statements of income are calculated by dividing the amount of limited partners' interest in net income, by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per Unit would have been $2.49, $2.81 and $2.66 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Change in presentation

         Certain prior year financial statement items have been reclassified to conform with the 2000 presentation.

         Recent accounting pronouncements

         The Partnership has assessed the reporting and disclosure requirements of SFAS No. 133, "Accounting and Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments which are considered hedges, will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The Partnership will adopt SFAS No. 133, as amended, in the first quarter of 2001. Currently, the Partnership is not a party to any derivative contracts, and does not anticipate that adoption will have a material effect on the Partnership's results of operations or financial position.


3.       ACQUISITIONS

         On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP Units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks (see Note 5). The acquisition will be accounted for, beginning January 2001, using the purchase method of accounting.

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


4. PROPERTY AND EQUIPMENT

         The cost of property and equipment is summarized as follows:

                                                        Estimated
                                                         Useful
                                                          Life                             December 31,
                                                                                -----------------------------------
                                                         (Years)                    2000                  1999
                                                     --------------             ---------------        ------------

         Land....................................           -                   $  23,360,000        $   21,585,000
         Buildings...............................          35                       9,144,000             8,568,000
         Furniture and fixtures..................          16                       3,445,000             2,947,000
         Transportation equipment................           6                       4,469,000             4,469,000
         Machinery and equipment.................        20 - 40                   32,996,000            32,939,000
         Pipeline and terminaling equipment......        20 - 40                  378,123,000           364,396,000
         Construction work-in-progress...........           -                       7,389,000             4,633,000
                                                                                -------------        --------------
         Total property and equipment............                                 458,926,000           439,537,000
           Less accumulated depreciation.........                                 137,571,000           122,654,000
                                                                                -------------        --------------
         Net property and equipment..............                               $ 321,355,000        $  316,883,000
                                                                                =============        ==============

5.       LONG-TERM DEBT
         Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2000                  1999
                                                                              ---------------        --------------
         First mortgage notes, repaid in January 2001....................     $   128,000,000        $  128,000,000
         $25 million revolving credit facility, repaid in January 2001...          15,000,000             2,200,000
         Term loan, due in January 2002..................................          23,900,000            25,787,000
         $275 million revolving credit facility, due in December 2003....               -                     -
                                                                              ---------------        --------------
         Total long-term debt............................................     $   166,900,000        $  155,987,000
                                                                              ===============        ==============

         In December 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The facility bears interest at variable interest rates, and has a variable commitment fee on the unutilized amounts and contains certain operational and financial covenants. No amounts were drawn under the facility at December 31, 2000. At January 3, 2001 $257.5 million was drawn on the facility at a interest rate of 6.31%, which is due in December of 2003.

         In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million in term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from the public unit offering. The remaining portion ($23.9 million), with a fixed rate of 7.14%, is due in January 2002. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants.

         In 1994, a wholly-owned subsidiary entered into a restated credit agreement with a group of banks that, as amended, provided for a $25 million revolving credit facility through January 31, 2001. At December 31, 2000, $15.0 million was drawn under the credit facility. In January 2001, the credit facility was repaid in full with the proceeds from the new $275 million credit facility.

         The $128 million of first mortgage notes outstanding at December 31, 2000 and 1999, which were due in varying amounts from 2001 to 2016, were repaid in full in January of 2001 with the proceeds from the new $275 million revolving credit facility. Under the provisions of the mortgage notes, the Partnership incurred a $6.3 million prepayment penalty, which will be recognized as an extraordinary expense in the first quarter of 2001.


6.       COMMITMENTS AND CONTINGENCIES

         The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2000:

         Year ending December 31:

              2001...........................................    $   2,027,000
              2002...........................................        1,440,000
              2003...........................................          907,000
              2004...........................................          640,000
              2005...........................................          320,000
                                                                 -------------
              Total minimum lease payments...................    $   5,334,000
                                                                 =============

         Total rent expense under operating leases amounted to $3.1 million, $2.2 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         The operations of the Partnership are subject to Federal, state and local laws and regulations in the United States and the United Kingdom relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $8.0 million at December 31, 2000, including $7.3 million related to acquisitions of pipelines and terminals. During 2000 and 1999, respectively, the Partnership incurred $2.3 million and $0.9 million of costs related to such acquisition reserves and reduced the liability accordingly.

         KPL has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (the date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations.

         In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period ending in December 2002. No amount was payable under the earn-out provision in 1998, 1999 or 2000.

         On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST is general partner. PEPCO has reported that, through December 2000, it incurred approximately $66 million in clean-up costs and expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST has participated provisionally in a minority share of the cleanup expense, which has been funded by ST's insurance carriers. KPP cannot predict the amount, if any, that ultimately may be determined to be ST's share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially affect KPP's financial condition.

         As a result of the rupture, purported class actions have been filed in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts against PEPCO and ST under various theories, including the federal Oil Pollution Act. The court has ordered a consolidated complaint to be filed in this action. ST's insurance carriers have assumed the defense of these actions. While KPP cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on its financial condition.

         PEPCO and ST have agreed with the State of Maryland to pay costs of assessing natural resource damages under the federal Oil Pollution Act, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. KPL believes that both the assessment costs and such damages are covered by insurance and will not materially affect KPP's financial condition.

         The U.S. Department of Transportation has issued a Notice of Proposed Violation to PEPCO and ST alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST and PEPCO intend to contest the allegations of violations and the proposed penalty. The ultimate amount of any penalty attributable to ST cannot be determined at this time, but KPL believes that this matter will not have a material effect on KPP's financial condition.

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


7.       RELATED PARTY TRANSACTIONS

         The Partnership has no employees and is managed and controlled by KPL. KPL and Kaneb are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $13.0 million, $11.9 million and $11.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, include compensation and benefits paid to officers and employees of KPL and Kaneb, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $11.0 million, $10.3 million and $9.3 million of compensation and benefits, paid to officers and employees of KPL for the years ended December 31, 2000, 1999 and 1998, respectively, which represent the actual amounts paid by KPL or Kaneb. In addition, the Partnership paid $.2 million during each of these respective years for an allocable portion of KPL's overhead expenses. At December 31, 2000 and 1999, the Partnership owed KPL $1.9 million and $1.4 million, respectively, for these expenses which are due under normal invoice terms.


8.       BUSINESS SEGMENT DATA

         The Partnership conducts business through two principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, and the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids.

         The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2000                1999              1998
                                                                ----------------    ---------------     --------------
         Business segment revenues:
           Pipeline operations................................  $     70,685,000    $    67,607,000     $   63,421,000
           Terminaling operations.............................        85,547,000         90,421,000         62,391,000
                                                                ----------------    ---------------     --------------
                                                                $    156,232,000    $   158,028,000     $  125,812,000
                                                                ================    ===============     ==============
         Business segment profit:
           Pipeline operations................................  $     36,213,000    $    35,836,000     $   33,630,000
           Terminaling operations.............................        22,232,000         28,577,000         21,573,000
                                                                ----------------    ---------------     --------------
              Operating income................................        58,445,000         64,413,000         55,203,000
           Interest expense...................................       (12,283,000)       (13,390,000)       (11,304,000)
           Interest and other income .........................         1,442,000            408,000            626,000
                                                                ----------------    ---------------     --------------
              Income before minority interest and
                income taxes..................................  $     47,604,000    $    51,431,000     $   44,525,000
                                                                ================    ===============     ==============
         Business segment assets:
           Depreciation and amortization:
              Pipeline operations.............................  $      5,180,000    $     5,090,000     $    4,619,000
              Terminaling operations..........................        11,073,000          9,953,000          7,529,000
                                                                ----------------    ---------------     --------------
                                                                $     16,253,000    $    15,043,000     $   12,148,000
                                                                ================    ===============     ==============
         Capital expenditures (excluding acquisitions):
           Pipeline operations................................  $      3,439,000    $     3,547,000     $    5,020,000
           Terminaling operations.............................         6,044,000         11,021,000          4,381,000
                                                                ----------------    ---------------     --------------
                                                                $      9,483,000    $    14,568,000     $    9,401,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                      2000                1999               1998
                                                                ----------------    ---------------     --------------
         Total assets:
           Pipeline operations................................  $    102,656,000    $   104,774,000     $  103,966,000
           Terminaling operations.............................       272,407,000        261,179,000        204,466,000
                                                                ----------------    ---------------     --------------
                                                                $    375,063,000    $   365,953,000     $  308,432,000
                                                                ================    ===============     ==============

         The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2000                1999              1998
                                                                ----------------    ---------------     --------------
         Geographical area revenues:
           United States......................................  $    136,729,000    $   136,197,000     $  125,812,000
           United Kingdom.....................................        19,503,000         21,831,000                -
                                                                ----------------    ---------------     --------------
                                                                $    156,232,000    $   158,028,000     $  125,812,000
                                                                ================    ===============     ==============
         Geographical area operating income:
           United States......................................  $     53,996,000    $    58,539,000     $   55,203,000
           United Kingdom.....................................         4,449,000           5,874,000               -
                                                                ----------------    ----------------    --------------
                                                                $     58,445,000    $    64,413,000     $   55,203,000
                                                                ================    ===============     ==============
         Geographical area net property and equipment:
           United States......................................  $    282,685,000    $   275,178,000     $  268,626,000
           United Kingdom.....................................        38,670,000         41,705,000                -
                                                                ----------------    ---------------     --------------
                                                                $    321,355,000    $   316,883,000     $  268,626,000
                                                                ================    ===============     ==============


 9.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         The estimated fair value of all debt as of December 31, 2000 and 1999 was approximately $174 million and $163 million, as compared to the carrying value of $167 million and $156 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Partnership has no derivative financial instruments.

         The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 2000. No customer constituted 10 percent or more of consolidated revenues in 2000, 1999 or 1998.

10.      QUARTERLY FINANCIAL DATA (unaudited)

         Quarterly operating results for 2000 and 1999 are summarized as follows:


                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,         September 30,       December 31,
                                            ----------------    ----------------    ---------------     --------------
         2000:
         Revenues.....................      $     36,680,000    $     38,438,000    $    41,051,000     $   40,063,000
                                            ================    ================    ===============     ==============
         Operating income.............      $     12,922,000    $     14,959,000    $    17,466,000     $   13,098,000
                                            ================    ================    ===============     ==============
         Net income...................      $      9,567,000    $     11,882,000    $    14,119,000     $   10,626,000 (a)
                                            ================    ================    ===============     ==============
         Allocation of net income
           per Unit...................      $            .50    $            .63    $           .75     $          .55
                                            ================    ================    ===============     ==============
         1999:
         Revenues.....................      $     36,845,000    $     39,171,000    $    41,573,000     $   40,439,000
                                            ================    ================    ===============     ==============
         Operating income.............      $     15,144,000    $     15,467,000    $    17,451,000     $   16,351,000
                                            ================    ================    ===============     ==============
         Net income...................      $     11,356,000    $     11,413,000    $    13,835,000     $   12,832,000
                                            ================    ================    ===============     ==============
         Allocation of net income
           per Unit...................      $            .68    $            .69    $           .76     $          .68
                                            ================    ================    ===============     ==============


         (a) Includes approximately $1.9 million of accrued litigation costs.

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Kaneb Pipe Line Partners, L.P.


We have audited the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") as listed in the index appearing under Item 14(a)(1) on page 29. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Dallas, Texas
March 2, 2001

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

                                      KANEB PIPE LINE PARTNERS, L.P.
                                      By:      Kaneb Pipe Line Company
                                               General Partner

                                      By:      EDWARD D. DOHERTY
                                               Chairman of the Board and
                                               Chief  Executive Officer
                                               Date:    March 16, 2001

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company and on the date indicated.

      Signature                            Title                      Date

Principal Executive Officer
          EDWARD D. DOHERTY         Chairman of the Board         March 16, 2001
                                    and Chief Executive Officer

Principal Accounting Officer
          JIMMY L. HARRISON         Executive Vice President      March 16, 2001
                                    and Controller

Directors

          SANGWOO AHN               Director                      March 16, 2001

          JOHN R. BARNES            Director                      March 16, 2001

          M.R. BILES                Director                      March 16, 2001

          FRANK M. BURKE, JR.       Director                      March 16, 2001

          CHARLES R. COX            Director                      March 16, 2001

          HANS KESSLER              Director                      March 16, 2001

          JAMES R. WHATLEY          Director                      March 16, 2001

                                  Exhibit Index

3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, as revised July 23, 1998.

10.7 Revolving Credit Agreement, dated as of December 28, 2000 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent.

22       List of Subsidiaries.

23       Consent of KPMG LLP.