Form 10-Q
period 2001-03-31
KANEB PIPE LINE PARTNERS L P
filed 2001-05-15
CIK 853890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission File Number 001-10311

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

Number of Units of the Registrant outstanding at April 30, 2001: 20,285,090.

================================================================================

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2001

-------------------------------------------------------------------------------------------------------------------

                                                                                                           Page No.
                                                                                                           --------

                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income -- Three Months Ended
                      March 31, 2001 and 2000                                                                   1

                  Condensed Consolidated Balance Sheets -- March 31, 2001
                      and December 31, 2000                                                                     2

                  Condensed Consolidated Statements of Cash Flows -- Three
                      Months Ended March 31, 2001 and 2000                                                      3

                  Notes to Consolidated Financial Statements                                                    4

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                               9

                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                             13

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                 2001                     2000
                                                                           -------------             --------------
Revenues                                                                   $      48,069             $       36,680
                                                                           -------------             --------------

Costs and expenses:
      Operating costs                                                             21,655                     17,280
      Depreciation and amortization                                                5,751                      3,975
      General and administrative                                                   2,328                      2,503
                                                                           -------------             --------------

           Total costs and expenses                                               29,734                     23,758
                                                                           -------------             --------------

Operating income                                                                  18,335                     12,922
Interest and other income, net                                                       114                         59
Interest expense                                                                  (4,721)                    (3,019)
                                                                           -------------             --------------

Income before minority interest, income taxes
     and extraordinary item                                                       13,728                      9,962
Minority interest                                                                   (135)                       (97)
Income tax provision                                                                (235)                      (298)
                                                                           -------------             --------------

Income before extraordinary item                                                  13,358                      9,567
Extraordinary item - loss on debt extinguishment,
     net of minority interest and income taxes                                    (5,757)                        --
                                                                           -------------             --------------
Net income                                                                         7,601                      9,567

General partner's interest in net income                                            (402)                      (390)
                                                                           -------------             --------------

Limited partners' interest in net income                                   $       7,199             $        9,177
                                                                           =============             ==============

Allocation of net income per unit:
     Before extraordinary item                                             $         .64             $          .50
     Extraordinary item                                                             (.29)                        --
                                                                           -------------             --------------
                                                                           $         .35             $          .50
                                                                           =============             ==============

Weighted average number of Partnership
     units outstanding                                                            20,285                     18,310
                                                                           =============             ==============




                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------

                                                                              MARCH 31,               DECEMBER 31,
                                                                                2001                     2000
                                                                           -------------            ---------------
                                                                             (UNAUDITED)
         ASSETS
Current assets:
     Cash and cash equivalents                                             $      14,498             $        4,758
     Accounts receivable                                                          21,108                     21,091
     Prepaid expenses and other                                                    5,037                      5,291
                                                                           -------------             --------------

         Total current assets                                                     40,643                     31,140
                                                                           -------------             --------------

Property and equipment                                                           633,938                    458,926
Less accumulated depreciation                                                    149,788                    137,571
                                                                           -------------             --------------

     Net property and equipment                                                  484,150                    321,355
                                                                           -------------             --------------

Investment in affiliates                                                          22,031                     22,568
                                                                           -------------             --------------

                                                                           $     546,824             $      375,063
                                                                           =============             ==============

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current portion of long-term debt                                      $      22,725             $          --
    Accounts payable and accrued expenses                                         22,888                     17,491
     Accrued distributions payable                                                14,814                     13,372
     Payable to general partner                                                    1,913                      1,889
                                                                           -------------             --------------

         Total current liabilities                                                62,340                     32,752
                                                                           -------------             --------------

Long-term debt, less current portion                                             257,500                    166,900

Other liabilities and deferred taxes                                              16,600                     13,676

Minority interest                                                                    893                        968

Commitments and contingencies

Partners' capital                                                                209,491                    160,767
                                                                           -------------             --------------

                                                                           $     546,824             $      375,063
                                                                           =============             ==============


                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                2001                      2000
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $       7,601             $        9,567
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                 5,751                      3,975
     Minority interest                                                               135                         97
     Equity in earnings of affiliates, net of distributions                          114                      1,175
     Deferred income taxes                                                           235                        298
     Extraordinary item                                                            5,757                         --
     Changes in working capital components                                         7,898                      3,000
                                                                           -------------             --------------

         Net cash provided by operating activities                                27,491                     18,112
                                                                           -------------             --------------

Investing activities:
   Capital expenditures                                                           (3,037)                    (2,336)
   Acquisition of terminals, net of cash acquired                               (106,810)                        --
   Other, net                                                                        125                       (151)
                                                                           -------------             --------------

         Net cash used in investing activities                                  (109,722)                    (2,487)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              257,500                      2,000
   Payment of debt                                                              (150,715)                    (1,982)
   Distributions, including minority interest                                    (14,814)                   (13,372)
                                                                           -------------             --------------

         Net cash provided by (used in)
               financing activities                                               91,971                    (13,354)
                                                                           -------------             --------------

Increase in cash and cash equivalents                                              9,740                      2,271
Cash and cash equivalents at beginning of period                                   4,758                      5,127
                                                                           -------------             --------------

Cash and cash equivalents at end of period                                 $      14,498             $        7,398
                                                                           =============             ==============

Supplemental cash flow information:
   Cash paid for interest                                                  $       3,623             $        1,957
                                                                           =============             ==============
   Non-cash investing and financing activities -
     Issuance of units for acquisition of terminals                        $      56,488             $           --
                                                                           =============             ==============


                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

         The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three month periods ended March 31, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 2001 and the consolidated results of their operations and cash flows for the periods ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       ACQUISITION AND FINANCING

         On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of contract and announcement). Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the purchase method of accounting. Assuming the acquisition occurred on January 1, 2000, unaudited pro forma revenues, net income and net income per unit for the three months ended March 31, 2000 would be $44.4 million, $10.4 million and $0.51, respectively.

         The $128 million of first mortgage notes outstanding at December 31, 2000 which were due in varying amounts from 2001 to 2016, were repaid in full in January of 2001 with the proceeds from the $275 million revolving credit facility. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty, before minority interest and income taxes, which has been recognized as an extraordinary expense in the first quarter of 2001.

3.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                2001                      2000
                                                                           -------------             --------------
                                                                                        (IN THOUSANDS)
     Net income                                                            $       7,601             $        9,567
     Other comprehensive income - foreign
       currency translation adjustment                                              (695)                       155
                                                                           -------------             --------------

     Comprehensive income                                                  $       6,906             $        9,722
                                                                           =============             ==============

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


4.       CASH DISTRIBUTIONS

         The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for the fourth quarter of 2000 was paid on February 14, 2001. A cash distribution of $0.70 per unit for the first quarter of 2001 was declared to holders of record on April 30, 2001 and is payable on May 15, 2001.


5.       CONTINGENCIES

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

         On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST Services, a wholly-owned subsidiary of the Partnership, is general partner. PEPCO has reported that, through December 2000, it incurred approximately $66 million in clean-up costs and expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST Services has participated provisionally in a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. The Partnership cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially affect the Partnership's financial condition.

         As a result of the rupture, purported class actions have been filed in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts against PEPCO and ST Services under various theories, including the federal Oil Pollution Act. The court has ordered a consolidated complaint to be filed in this action. ST Services' insurance carriers have assumed the defense of these actions. While the Partnership cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on its financial condition.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


         PEPCO and ST Services have agreed with the State of Maryland to pay costs of assessing natural resource damages under the federal Oil Pollution Act, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. The Partnership believes that both the assessment costs and such damages are covered by insurance and will not materially affect the Partnership's financial condition.

         The U.S. Department of Transportation has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST Services and PEPCO have contested the allegations of violations and the proposed penalty. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but the Partnership believes that this matter will not have a material effect on the Partnership's financial condition.

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

         In the lawsuit, Grace also sought indemnification for expenses that it has incurred since 1996 of approximately $3.5 million for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

         At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the Partnership acquired as part of the 1993 ST Services transaction. The Judge also awarded attorney fees to Grace.

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

         On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay will affect the appeal of this matter. The Texas court of appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once the stay is lifted, the Partnership's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

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


6.       BUSINESS SEGMENT DATA

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

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                2001                      2000
                                                                           -------------             --------------
                                                                                        (IN THOUSANDS)
     Business segment revenues:
        Pipeline operations                                                $      16,169             $       15,248
        Terminaling operations                                                    31,900                     21,432
                                                                           -------------             --------------
                                                                           $      48,069             $       36,680
                                                                           =============             ==============
     Business segment profit:
        Pipeline operations                                                $       7,268             $        7,237
        Terminaling operations                                                    11,067                      5,685
                                                                           -------------             --------------
           Operating income                                                       18,335                     12,922
                                                                           -------------             --------------

        Interest and other income, net                                               114                         59
        Interest expense                                                          (4,721)                    (3,019)
                                                                           -------------             --------------
           Income before minority interest, income
               taxes and extraordinary item                                $      13,728             $        9,962
                                                                           =============             ==============

                                                                              MARCH 31,               DECEMBER 31,
                                                                                2001                      2000
                                                                           -------------             --------------
     Total assets:
        Pipeline operations                                                $     107,375             $      102,656
        Terminaling operations                                                   439,449                    272,407
                                                                           -------------             --------------
                                                                           $     546,824             $      375,063
                                                                           =============             ==============



7.       RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting and Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. As the Partnership is not a party to any derivative contracts, adoption did not have any effect on the Partnership's results of operations or financial position.

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

         OPERATING RESULTS:

         PIPELINE OPERATIONS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                2001                      2000
                                                                           -------------             --------------
                                                                                        (IN THOUSANDS)
     Revenues                                                              $      16,169             $       15,248
     Operating costs                                                               6,803                      5,814
     Depreciation and amortization                                                 1,299                      1,293
     General and administrative                                                      799                        904
                                                                           -------------             --------------
        Operating income                                                   $       7,268             $        7,237
                                                                           =============             ==============


         Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three months ended March 31, 2001, pipeline revenues increased by $0.9 million when compared to the same 2000 period, due to increases in barrel miles shipped and increases in terminaling charges. Barrel miles totaled 4.1 billion for the three month period ended March 31, 2001, compared to 4.0 billion for the first quarter of 2000.

         For the three months ended March 31, 2001, operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.0 million, when compared to the three months ended March 31, 2000, due primarily to increases in fuel and power costs and expenses from pipeline relocation projects. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, remained relatively flat, when compared to the first quarter of 2000.

         TERMINALING OPERATIONS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                2001                      2000
                                                                           -------------             --------------
                                                                                        (IN THOUSANDS)
     Revenues                                                              $      31,900             $       21,432
     Operating costs                                                              14,852                     11,466
     Depreciation and amortization                                                 4,452                      2,682
     General and administrative                                                    1,529                      1,599
                                                                           -------------             --------------
          Operating income                                                 $      11,067             $        5,685
                                                                           =============             ==============

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a bank. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

         Terminaling revenues increased by $10.5 million for the three month period ended March 31, 2001, compared to the same 2000 period, due to the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Average annual tankage utilized for the three months ended March 31, 2001 increased to 30.0 million barrels from 21.0 million barrels for the comparable prior year period. Approximately 85% of the increase in both revenues and average annual tankage utilized was attributable to Shore. For the three months ended March 31, 2001, average annualized revenues per barrel of tankage utilized increased to $4.25 per barrel, compared to $4.09 per barrel for the same prior year period, the result of favorable market conditions, when compared to the first quarter of 2000.

         For the three month period ended March 31, 2001, operating costs increased by $3.4 million when compared to the same 2000 period, primarily the result of the Shore acquisition. General and administrative costs for the three months ended March 31, 2001 remained flat when compared to the first quarter of 2000.

         Total tankage capacity (38.3 million barrels at March 31, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


         INTEREST EXPENSE

         For the three months ended March 31, 2001, interest expense increased by $1.7 million, compared to the three months ended March 31, 2000, due to increases in debt resulting from the Shore acquisition.


         LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2001, the Partnership's working capital requirements for operations, capital expenditures and cash distributions were funded through the use of internally generated funds.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         Cash provided by operations was $27.5 million and $18.1 million for the periods ended March 31, 2001 and 2000, respectively. Capital expenditures (excluding acquisitions) were $3.0 million and $2.3 million for the three month period ended March 31, 2001 and 2000, respectively. The Partnership anticipates that routine maintenance capital expenditures will total approximately $12 million to $15 million (excluding acquisitions) for the year ending December 31, 2001.

         In December of 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on the unutilized amounts. The credit facility contains operational and financial covenants, including limitations on investments, sales of assets and transactions with affiliates. Absent an event of default, the covenants do not restrict distributions to unitholders. At March 31, 2001 $257.5 million was drawn on the facility at an interest rate of 6.04%, which is due in December of 2003.

         The $128 million of first mortgage notes outstanding at December 31, 2000 which were due in varying amounts from 2001 to 2016, were repaid in full in January of 2001 with the proceeds from the $275 million revolving credit facility. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty, before minority interest and income taxes, which has been recognized as an extraordinary expense in the first quarter of 2001.

         The Partnership makes distributions of 100% of its Available Cash to unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all unitholders in the first quarter of 2001 and $2.80 per unit was declared in the calendar year 2000.

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


         ALLOCATION OF NET INCOME AND EARNINGS

         Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per unit would have been $0.37 and $0.52 for the three months ended March 31, 2001 and 2000, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  None.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K regarding the Acquisition of Shore Terminals LLC, located in California, Washington, Oregon and Nevada, filed January 18, 2001.


                  Current Report on Form 8-K/A updating the Acquisition of Shore Terminals LLC, located in California, Washington, Oregon and Nevada, filed March 19, 2001.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                 KANEB PIPE LINE PARTNERS, L.P.
                                                 (Registrant)

                                                 By  KANEB PIPE LINE COMPANY
                                                    ----------------------------
                                                 (Managing General Partner)


Date: May 14, 2001                               /s/ JIMMY L. HARRISON
                                                 -------------------------------
                                                 Jimmy L. Harrison
                                                 Executive Vice President