Form 10-Q/A
period 2001-03-31
KANEB PIPE LINE PARTNERS L P
filed 2001-05-24
CIK 853890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

         YES    X                                             NO
              -----                                              ------

Number of Units of the Registrant outstanding at April 30, 2001: 20,285,090.

================================================================================

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2001
--------------------------------------------------------------------------------



                                                                          Page No.
                          Part I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income -- Three Months Ended
            March 31, 2001 and 2000                                           1

          Condensed Consolidated Balance Sheets -- March 31, 2001
            and December 31, 2000                                             2

          Condensed Consolidated Statements of Cash Flows -- Three
            Months Ended March 31, 2001 and 2000                              3

          Notes to Consolidated Financial Statements                          4

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          14

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   14

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER UNIT AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------       --------
                                                       (Restated)
Revenues                                                $ 48,069       $ 36,680
                                                        --------       --------
Costs and expenses:
      Operating costs                                     21,655         17,280
      Depreciation and amortization                        5,751          3,975
      General and administrative                           2,328          2,503
                                                        --------       --------

           Total costs and expenses                       29,734         23,758
                                                        --------       --------

Operating income                                          18,335         12,922
Interest and other income, net                               708             59
Interest expense                                          (4,721)        (3,019)
                                                        --------       --------

Income before minority interest, income taxes
     and extraordinary item                               14,322          9,962
Minority interest                                           (141)           (97)
Income tax provision                                        (235)          (298)
                                                        --------       --------

Income before extraordinary item                          13,946          9,567
Extraordinary item - loss on debt extinguishment,
     net of minority interest and income taxes            (5,757)            --
                                                        --------       --------
Net income                                                 8,189          9,567

General partner's interest in net income                    (408)          (390)
                                                        --------       --------

Limited partners' interest in net income                $  7,781       $  9,177
                                                        ========       ========

Allocation of net income per unit:
     Before extraordinary item                          $    .67       $    .50
     Extraordinary item                                     (.29)            --
                                                        --------       --------
                                                        $    .38       $    .50
                                                        ========       ========
Weighted average number of Partnership
     units outstanding                                    20,285         18,310
                                                        ========       ========

                 See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                          MARCH 31,
                                                            2001      DECEMBER 31,
                                                         (UNAUDITED)      2000
                                                         -----------  ------------
                                                         (Restated)
         ASSETS
Current assets:
     Cash and cash equivalents                            $ 14,498      $  4,758
     Accounts receivable                                    21,108        21,091
     Prepaid expenses and other                              5,631         5,291
                                                          --------      --------

         Total current assets                               41,237        31,140
                                                          --------      --------

Property and equipment                                     633,938       458,926
Less accumulated depreciation                              149,788       137,571
                                                          --------      --------

     Net property and equipment                            484,150       321,355
                                                          --------      --------

Investment in affiliates                                    22,031        22,568
                                                          --------      --------

                                                          $547,418      $375,063
                                                          ========      ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt                    $ 22,725      $     --
     Accounts payable and accrued expenses                  22,888        17,491
     Accrued distributions payable                          14,814        13,372
     Payable to general partner                              1,913         1,889
                                                          --------      --------

         Total current liabilities                          62,340        32,752
                                                          --------      --------

Long-term debt, less current portion                       257,500       166,900

Other liabilities and deferred taxes                        16,600        13,676

Minority interest                                              899           968

Commitments and contingencies

Partners' capital                                          210,079       160,767
                                                          --------      --------

                                                          $547,418      $375,063
                                                          ========      ========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                   2001            2000
                                                                 ---------       ---------
                                                                 (Restated)
Operating activities:
   Net income                                                    $   8,189       $   9,567
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                   5,751           3,975
     Minority interest                                                 141              97
     Equity in earnings of affiliates, net of distributions            114           1,175
     Deferred income taxes                                             235             298
     Extraordinary item                                              5,757              --
     Changes in working capital components                           7,304           3,000
                                                                 ---------       ---------

         Net cash provided by operating activities                  27,491          18,112
                                                                 ---------       ---------

Investing activities:
   Capital expenditures                                             (3,037)         (2,336)
   Acquisition of terminals, net of cash acquired                 (106,810)             --
   Other, net                                                          125            (151)
                                                                 ---------       ---------

         Net cash used in investing activities                    (109,722)         (2,487)
                                                                 ---------       ---------

Financing activities:
   Issuance of debt                                                257,500           2,000
   Payment of debt                                                (150,715)         (1,982)
   Distributions, including minority interest                      (14,814)        (13,372)
                                                                 ---------       ---------

         Net cash provided by (used in)
               financing activities                                 91,971         (13,354)
                                                                 ---------       ---------

Increase in cash and cash equivalents                                9,740           2,271
Cash and cash equivalents at beginning of period                     4,758           5,127
                                                                 ---------       ---------

Cash and cash equivalents at end of period                       $  14,498       $   7,398
                                                                 =========       =========

Supplemental cash flow information:
   Cash paid for interest                                        $   3,623       $   1,957
                                                                 =========       =========
   Non-cash investing and financing activities -
     Issuance of units for acquisition of terminals              $  56,488       $      --
                                                                 =========       =========


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.       RESTATEMENT OF FINANCIAL STATEMENTS

         The Partnership's results of operations and financial position as of and for the three months ended March 31, 2001 have been restated to reflect unrealized gains on two interest rate lock contracts (see Note
         8), as follows (in thousands, except per unit amounts):


                                                           Three Months Ended
                                                              March 31, 2001
                                                         ------------------------
                                                            As              As
                                                         Reported        Restated
                                                         ---------      ---------
         Prepaid expenses and other                      $   5,037      $   5,631
         Minority interest                               $     893      $     899
         Partners' capital                               $ 209,491      $ 210,079
         Interest and other income, net                  $     114      $     708
         Income before extraordinary item                $  13,358      $  13,946
         Income per unit, before extraordinary item      $    0.64      $    0.67

2.       SIGNIFICANT ACCOUNTING POLICIES

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

3.       ACQUISITION AND FINANCING

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

4.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows (in thousands):


                                                   Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     2001         2000
                                                  --------       -------
                                                  (Restated)
         Net income                                $ 8,189       $ 9,567
         Other comprehensive income - foreign
           currency translation adjustment            (695)          155
                                                   -------       -------

         Comprehensive income                      $ 7,494       $ 9,722
                                                   =======       =======


5.       CASH DISTRIBUTIONS

         The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for the fourth quarter of 2000 was paid on February 14, 2001. A cash distribution of $0.70 per unit for the first quarter of 2001 was declared to holders of record on April 30, 2001 and was paid on May 15, 2001.

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

         The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment (in thousands):


                                          Three Months Ended
                                               March 31,
                                         --------------------
                                          2001          2000
                                         -------      -------
         Business segment revenues:
            Pipeline operations          $16,169      $15,248
            Terminaling operations        31,900       21,432
                                         -------      -------
                                         $48,069      $36,680
                                         =======      =======

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------



                                                             Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                              2001           2000
                                                           ---------       --------
                                                           (Restated)
         Business segment profit:
            Pipeline operations                             $  7,268       $  7,237
            Terminaling operations                            11,067          5,685
                                                            --------       --------
               Operating income                               18,335         12,922
            Interest and other income, net                       708             59
            Interest expense                                  (4,721)        (3,019)
                                                            --------       --------
               Income before minority interest, income
                   taxes and extraordinary item             $ 14,322       $  9,962
                                                            ========       ========



                                                           March 31,    December 31,
                                                             2001           2000
                                                           ----------   ------------
                                                           (Restated)
         Total assets:
            Pipeline operations                             $107,969      $102,656
            Terminaling operations                           439,449       272,407
                                                            --------      --------
                                                            $547,418      $375,063
                                                            ========      ========


8.   DERIVATIVE INSTRUMENTS

         Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. On January 1, 2001, the Partnership was not a party to any derivative contracts, accordingly, initial adoption of SFAS No. 133 at that date did not have any effect on the Partnership's result of operations or financial position.

         In March of 2001, a wholly-owned subsidiary of the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. For the three months ended March 31, 2001, an unrealized gain of $0.6 million and an asset of the same amount, based on the fair value of the instruments at March 31, 2001, was recorded on these contracts. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million.

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

         OPERATING RESULTS:

         PIPELINE OPERATIONS


                                            Three Months Ended
                                                  March 31,
                                            --------------------
                                              2001         2000
                                            -------      -------
                                               (in thousands)
         Revenues                           $16,169      $15,248
         Operating costs                      6,803        5,814
         Depreciation and amortization        1,299        1,293
         General and administrative             799          904
                                            -------      -------
            Operating income                $ 7,268      $ 7,237
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

         TERMINALING OPERATIONS


                                                   Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2001         2000
                                                   -------      -------
                                                      (in thousands)
         Revenues                                  $31,900      $21,432
         Operating costs                            14,852       11,466
         Depreciation and amortization               4,452        2,682
         General and administrative                  1,529        1,599
                                                   -------      -------
             Operating income                      $11,067      $ 5,685
                                                   =======      =======

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

         In August of 2000, a wholly-owned subsidiary of the Partnership filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. In March of 2001, this subsidiary entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. In May of 2001, the Partnership announced that, due to increases in ten-year Treasury rates, coupled with the declines in floating interest rates, it has elected to defer issuance of the public debt securities. For the three months ended March 31, 2001, an unrealized gain of $0.6 million and an asset of the same amount, based on the fair value of the instruments at March 31, 2001, was recorded on these contracts. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million.

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

         ALLOCATION OF NET INCOME AND EARNINGS

         Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Earnings per unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of units outstanding. If the allocation of income had been made as if all income had been distributed in cash, earnings per unit would have been $0.40 and $0.52 for the three months ended March 31, 2001 and 2000, respectively.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

--------------------------------------------------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In March of 2001, a wholly-owned subsidiary of the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. For the three months ended March 31, 2001, an unrealized gain of $0.6 million and an asset of the same amount, based on the fair value of the instruments at March 31, 2001, was recorded on these contracts. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million.


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

                                          KANEB PIPE LINE PARTNERS, L.P.
                                          (Registrant)
                                          By KANEB PIPE LINE COMPANY
                                            -----------------------------------
                                          (Managing General Partner)


Date:     May 24, 2001                    /s/ JIMMY L. HARRISON
                                          -------------------------------------
                                          Jimmy L. Harrison
                                          Executive Vice President