Form 10-Q
period 2001-06-30
KANEB PIPE LINE PARTNERS L P
filed 2001-08-14
CIK 853890

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

         Yes    X                                             No

Number of Units of the Registrant outstanding at July 31, 2001:  20,285,090

--------------------------------------------------------------------------------

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Six Months Ended
           June 30, 2001 and 2000                                            1

         Condensed Consolidated Balance Sheets - June 30, 2001
           and December 31, 2000                                             2

         Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2001 and 2000                               3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          16

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   16

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2001           2000            2001           2000
                                                       --------------  -------------  -------------  --------------

Revenues                                               $       52,952  $      38,438  $     101,021  $       75,118
                                                       --------------  -------------  -------------  --------------
Costs and expenses:
     Operating costs                                           22,282         17,004         43,937          34,284
     Depreciation and amortization                              5,951          3,961         11,702           7,936
     General and administrative                                 2,848          2,514          5,176           5,017
                                                       --------------  -------------  -------------  --------------
       Total costs and expenses                                31,081         23,479         60,815          47,237
                                                       --------------  -------------  -------------  --------------
                  Operating income                             21,871         14,959         40,206          27,881

Interest and other income, net                                  3,388             82          4,096             141
Interest expense                                               (4,043)        (2,961)        (8,764)         (5,980)
                                                       --------------  -------------  ------------- ---------------
Income before minority interest,
    income taxes and extraordinary item                        21,216         12,080         35,538          22,042
Minority interest in net income                                  (211)          (120)          (352)           (217)
Income tax provision                                              (72)           (78)          (307)           (376)
                                                       --------------  -------------  -------------  --------------
Income before extraordinary item                               20,933         11,882         34,879          21,449
Extraordinary item - loss on debt
    extinguishment, net of minority interest
    and income taxes                                            -               -            (5,757)          -
                                                       --------------  -------------  -------------  --------------
       Net income                                              20,933         11,882         29,122          21,449

General partner's interest in net income                         (536)          (413)          (944)           (803)
                                                       --------------  -------------  -------------  --------------

Limited partners' interest in net income               $       20,397  $      11,469  $      28,178  $       20,646
                                                       ==============  =============  =============  ==============

Allocation of net income per unit:
    Before extraordinary item                          $         1.01  $         .63  $        1.68  $         1.13
    Extraordinary item                                           -              -              (.29)           -
                                                       --------------  -------------  -------------  --------------
                                                       $         1.01  $         .63  $        1.39  $         1.13
                                                       ==============  =============  =============  ==============
Weighted average number of limited
   partnership units outstanding                               20,285         18,310         20,285          18,310
                                                       ==============  =============  =============  ==============


                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,                December 31,
                                                                                2001                     2000
                                                                           -------------            --------------
                                                                             (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                                             $      21,308             $        4,758
     Accounts receivable                                                          24,350                     21,091
     Prepaid expenses and other                                                    4,759                      5,291
                                                                           -------------             --------------
         Total current assets                                                     50,417                     31,140
                                                                           -------------             --------------

Property and equipment                                                           633,300                    458,926
Less accumulated depreciation                                                    154,654                    137,571
                                                                           -------------             --------------
     Net property and equipment                                                  478,646                    321,355
                                                                           -------------             --------------
Investment in affiliates                                                          20,769                     22,568
                                                                           -------------             --------------
                                                                           $     549,832             $      375,063
                                                                           =============             ==============

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt                                     $      22,926             $        -
     Accounts payable and accrued expenses                                        23,720                     17,491
     Accrued distributions payable                                                14,814                     13,372
     Payable to general partner                                                    1,989                      1,889
                                                                           -------------             --------------
         Total current liabilities                                                63,449                     32,752
                                                                           -------------             --------------
Long-term debt, less current portion                                             253,700                    166,900

Other liabilities and deferred taxes                                              15,541                     13,676

Minority interest                                                                    963                        968

Commitments and contingencies

Partners' capital                                                                216,179                    160,767
                                                                           -------------             --------------
                                                                           $     549,832             $      375,063
                                                                           =============             ==============


                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                           ----------------------------------------
                                                                                2001                      2000
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      29,122             $       21,449
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              11,702                      7,936
       Minority interest                                                             352                        217
       Equity in earnings of affiliates, net of distributions                      1,639                        662
       Deferred income taxes                                                         307                        376
       Extraordinary item                                                          5,757                      -
       Changes in other liabilities                                               (1,114)                     -
       Changes in working capital components                                       5,499                      1,973
                                                                           -------------             --------------
         Net cash provided by operating activities                                53,264                     32,613
                                                                           -------------             --------------
Investing activities:
   Capital expenditures                                                           (6,196)                    (2,883)
   Acquisition of terminals, net of cash acquired                               (106,810)                     -
   Proceeds from sale of assets                                                    2,807                      -
   Other, net                                                                        (71)                    (2,152)
                                                                           -------------             --------------
         Net cash used in investing activities                                  (110,270)                    (5,035)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              257,500                      4,500
   Payments of debt                                                             (154,314)                    (3,309)
   Distributions, including minority interest                                    (29,630)                   (26,744)
                                                                           -------------             --------------
         Net cash provided by (used in)
               financing activities                                               73,556                    (25,553)
                                                                           -------------             --------------
Increase in cash and cash equivalents                                             16,550                      2,025
Cash and cash equivalents at beginning of period                                   4,758                      5,127
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      21,308             $        7,152
                                                                           =============             ==============
Supplemental cash flow information:
   Cash paid for interest                                                  $       7,781             $        6,279
                                                                           =============             ==============
   Non-cash investing and financing activities -
     Issuance of units for acquisition of terminals                        $      56,488             $        -
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and six month periods ended June 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at June 30, 2001 and the consolidated results of their operations and cash flows for the periods ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   ACQUISITION AND FINANCING

     On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the purchase method of accounting. Assuming the acquisition occurred on January 1, 2000, unaudited pro forma revenues, net income and net income per unit would be $46.6 million, $13.2 million and $0.63, respectively, for the three months ended June 30, 2000, and $90.9 million, $24.0 million and $1.14, respectively, for the six months ended June 30, 2000.

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


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                        Three Months  Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                    ---------------------------        ---------------------------
                                                        2001           2000                2001           2000
                                                    -----------     -----------        -----------     -----------
                                                                            (in thousands)

     Net income                                     $    20,933     $    11,882        $    29,122     $    21,449
     Other comprehensive income (loss)
        - foreign currency translation
        adjustment                                        (163)         (1,080)              (858)            (925)
                                                    -----------     -----------        -----------     -----------
     Comprehensive income                           $    20,770     $    10,802        $    28,264     $    20,524
                                                    ===========     ===========        ===========     ===========


4.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. A cash distribution of $0.70 per unit for the first quarter of 2001 was paid on May 15, 2001. A cash distribution of $0.70 per unit for the second quarter of 2001 was declared to holders of record on July 31, 2001 and was paid on August 14, 2001.


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

     Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling that these subsidiaries are responsible for all present and future remediation and expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses.

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

     At the end of the trial, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned before 1978. On August 30, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST Services transaction. The Judge also awarded attorney fees to Grace.

     While the judgment means that the subsidiaries have no obligation to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, the Partnership's subsidiaries have filed an appeal of the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

     On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay will affect the appeal of this matter. The Texas court of appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, the Partnership's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice advised ST Services that the Government intends to seek reimbursement from it under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas. The Government advised ST Services that it believes it has incurred costs exceeding $40 million and expects in the future to incur costs exceeding an additional $22 million, for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses to the Government's claims and intends to assert such defenses in a responsive letter to the Department of Justice. The response letter is due on or before September 10, 2001.

     The Partnership does not believe that either the Grace litigation or the claims made by the Government will adversely affect its ability to make cash distributions to its unitholders, but there can be no assurances in that regard.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


6.   BUSINESS SEGMENT DATA

     The Partnership conducts business through two principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, and the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids.

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                        Three Months  Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                    ---------------------------        ---------------------------
                                                        2001           2000                2001           2000
                                                    -----------     -----------        -----------     -----------
                                                                            (in thousands)

     Business segment revenues:
       Pipeline operations                          $    18,791     $    17,483        $    34,960     $    32,731
       Terminaling operations                            34,161          20,955             66,061          42,387
                                                    -----------     -----------        -----------     -----------
                                                    $    52,952     $    38,438        $   101,021     $    75,118
                                                    ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                          $     9,545     $     9,230        $    16,813     $    16,467
       Terminaling operations                            12,326           5,729             23,393          11,414
                                                    -----------     -----------        -----------     -----------
         Operating income                                21,871          14,959             40,206          27,881
       Interest and other income, net                     3,388              82              4,096             141
       Interest expense                                  (4,043)         (2,961)            (8,764)         (5,980)
                                                    -----------     -----------        -----------     -----------
         Income before minority interest,
           income taxes and extraordinary
           item                                     $    21,216     $    12,080        $    35,538     $    22,042
                                                    ===========     ===========        ===========     ===========

                                                                                         June 30,      December 31,
                                                                                           2001            2000
                                                                                       ------------    ------------
                                                                                              (in thousands)
     Total assets:
       Pipeline operations                                                             $    107,962    $   102,656
       Terminaling operations                                                               441,870        272,407
                                                                                       ------------    -----------
                                                                                       $    549,832    $   375,063
                                                                                       ============    ===========


7.   DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on their balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. On January 1, 2001, the Partnership was not a party to any derivative contracts; accordingly, initial adoption of SFAS No. 133 at that date did not have any effect on the Partnership's result of operations or financial position.

     In March of 2001, a wholly-owned subsidiary of the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million. For the three and six months ended June 30, 2001, gains of $3.2 million and $3.8 million, respectively, were recorded on these contracts.

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

     Operating Results:

     Pipeline Operations
                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2001           2000                2001           2000
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    18,791     $    17,483        $    34,960     $    32,731
     Operating costs                                       7,105           6,028             13,908          11,842
     Depreciation and amortization                         1,314           1,291              2,613           2,584
     General and administrative                              827             934              1,626           1,838
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     9,545     $     9,230        $    16,813     $    16,467
                                                     ===========     ===========        ===========     ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For each of the three and six month periods ended June 30, 2001, revenues increased 7%, compared to the same 2000 periods, due to increases in barrel miles shipped and increases in terminaling charges. Barrel miles totaled 4.8 billion and 4.5 billion for the three months ended June 30, 2001 and 2000, respectively, and 8.9 billion and 8.4 billion for the six months ended June 30, 2001 and 2000, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.1 million and $2.1 million for the three and six month periods ended June 30, 2001, respectively, when compared to 2000, due primarily to increases in fuel and power costs and expenses from pipeline relocation projects. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, remained relatively flat for the three and six month periods ended June 30, 2001, when compared to the same prior year periods.


     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2001           2000                2001           2000
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    34,161     $    20,955        $    66,061     $    42,387
     Operating costs                                      15,177          10,976             30,029          22,442
     Depreciation and amortization                         4,637           2,670              9,089           5,352
     General and administrative                            2,021           1,580              3,550           3,179
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    12,326     $     5,729        $    23,393     $    11,414
                                                     ===========     ===========        ===========     ===========


     On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

     Terminaling revenues increased by $13.2 million and $23.7 million, respectively, for the three and six month periods ended June 30, 2001, compared to the same 2000 periods due to the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Average annual tankage utilized for the six months ended June 30, 2001 increased to 30.1 million barrels, up from 20.8 million barrels for the comparable prior year period. For the six months ended June 30, 2001, average annualized revenues per barrel of tankage utilized increased to $4.42 per barrel, compared to $4.10 per barrel for the same prior year period, also the result of favorable market conditions, when compared to the first six months of 2000.

     For the three and six months ended June 30, 2001, operating costs increased by $4.2 million and $7.6 million, respectively, when compared to the same 2000 periods, the result of the Shore acquisition and increases in volumes stored. General and administrative costs for each of the three and six month periods ended June 30, 2001, increased by $0.4 million, when compared to the same 2000 periods due to the Shore acquisition.

     Total tankage capacity (38.3 million barrels at June 30, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


     Interest Expense

     For the three and six months ended June 30, 2001, interest expense increased by $1.1 million and $2.8 million, respectively, compared to the same 2000 periods, due to increases in debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates.


     Liquidity and Capital Resources

     During the first six months of 2001, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $53.3 million and $32.6 million for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures (excluding acquisitions) were $6.2 million for the six months ended June 30, 2001, compared to $2.9 million during the same 2000 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $12 million to $15 million (excluding acquisitions) for the year ending December 31, 2001.

     In December of 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on the unutilized amounts. The credit facility contains operational and financial covenants, including limitations on investments, sales of assets and transactions with affiliates. Absent an event of default, the covenants do not restrict distributions to unitholders. At June 30, 2001, $253.7 million was drawn on the facility at an interest rate of 4.81%, which is due in December of 2003.

     The $128 million of first mortgage notes outstanding at December 31, 2000, which were due in varying amounts from 2001 to 2016, were repaid in full in January of 2001 with the proceeds from the $275 million revolving credit facility. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty, before minority interest and income taxes, which was recognized as an extraordinary expense in the first quarter of 2001.

     In August of 2000, a wholly-owned subsidiary of the Partnership filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. In March of 2001, this subsidiary entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. In May of 2001, the Partnership announced that, due to increases in ten-year Treasury rates, coupled with the declines in floating interest rates, it has elected to defer issuance of the public debt securities. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million. For the three and six months ended June 30, 2001, gains of $3.2 million and $3.8 million, respectively, were recorded on these contracts.

     The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $0.70 per unit were declared to all Unitholders in the first and second quarters of 2001 and $2.80 per unit was declared in the calendar year 2000.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional Partnership borrowings and/or future public unit offerings.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.


     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of Available Cash reached the Second Target Distribution, as defined in the Partnership Agreement, which entitled the general partner to receive certain incentive distributions at different levels of cash distributions. Net income per Unit shown on the consolidated statements of income are calculated by dividing the limited partners' interest in net income by the weighted average number of Units outstanding. If the allocation of income had been made as if all income had been distributed in cash, net income per Unit would have been $0.99 and $0.64 for the three months and $1.39 and $1.16 for the six months ended June 30, 2001 and 2000, respectively.


     Recent Accounting Pronouncements

     In July of 2001,  the  Financial  Accounting  Standards  Board (the "FASB")
     issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted under the purchase method of accounting.

     Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Partnership is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

     Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



--------------------------------------------------------------------------------

Quantitative and Qualitative Disclosure About Market Risk

In March of 2001, a wholly-owned subsidiary of the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million. For the three and six months ended June 30, 2001, gains of $3.2 million and $3.8 million, respectively, were recorded on these contracts.


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



                                          KANEB PIPE LINE PARTNERS, L.P.
                                          (Registrant)
                                          By  KANEB PIPE LINE COMPANY
                                          (Managing General Partner)


Date:   August 14, 2001                            //s//
                                           Howard C. Wadsworth
                                           Vice President