Form 10-Q
period 2001-09-30
KANEB PIPE LINE PARTNERS L P
filed 2001-11-14
CIK 853890

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

                         Yes    X            No
                              -----             -----

Number of Units of the Registrant outstanding at October 31, 2001:  20,285,090

================================================================================

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                        Page No.
                                                                        --------
                        Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Nine Months Ended
           September 30, 2001 and 2000                                         1

         Condensed Consolidated Balance Sheets - September 30, 2001
           and December 31, 2000                                               2

         Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 2001 and 2000                            3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            16

                         Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     16

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands--Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                          -------------------      -------------------
                                            2001       2000          2001       2000
                                          --------   --------      --------   --------
Revenues                                  $ 53,403   $ 41,051      $154,424   $116,169
                                          --------   --------      --------   --------
Costs and expenses:
  Operating costs                           23,396     17,336        67,333     51,620
  Depreciation and amortization              5,624      4,004        17,326     11,940
  General and administrative                 2,307      2,245         7,483      7,262
                                          --------   --------      --------   --------

     Total costs and expenses               31,327     23,585        92,142     70,822
                                          --------   --------      --------   --------
Operating income                            22,076     17,466        62,282     45,347
Interest and other income, net                 122         84         4,218        225
Interest expense                            (3,380)    (3,036)      (12,144)    (9,016)
                                          --------   --------      --------   --------
Income before minority interest,
 income taxes and extraordinary item        18,818     14,514        54,356     36,556
Minority interest in net income               (185)      (142)         (537)      (359)
Income tax provision                          (295)      (253)         (602)      (629)
                                          --------   --------      --------   --------

Income before extraordinary item            18,338     14,119        53,217     35,568
Extraordinary item - loss on debt
 extinguishment, net of minority interest
 and income taxes                                -          -        (5,757)         -
                                          --------   --------      --------   --------
     Net income                             18,338     14,119        47,460     35,568

General partner's interest in net income      (924)      (435)       (1,868)    (1,238)
                                          --------   --------      --------   --------
Limited partners' interest in net income  $ 17,414   $ 13,684      $ 45,592   $ 34,330
                                          ========   ========      ========   ========
Allocation of net income
 per unit:
  Before extraordinary item               $    .86   $    .75      $   2.54   $   1.87
  Extraordinary item                             -          -          (.29)         -
                                          --------   --------      --------   --------
                                          $    .86   $    .75      $   2.25   $   1.87
                                          ========   ========      ========   ========
Weighted average number of limited
 partnership units outstanding              20,285     18,310        20,285     18,310
                                          ========   ========      ========   ========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                  September 30,    December 31,
                                                      2001             2000
                                                  -------------    ------------
                                                   (Unaudited)
               ASSETS
Current assets:
    Cash and cash equivalents                      $   11,368       $    4,758
    Accounts receivable                                23,392           21,091
    Prepaid expenses and other                          4,414            5,291
                                                   ----------       ----------
      Total current assets                             39,174           31,140
                                                   ----------       ----------
Property and equipment                                638,430          458,926
Less accumulated depreciation                         160,307          137,571
                                                   ----------       ----------
    Net property and equipment                        478,123          321,355
                                                   ----------       ----------
Investment in affiliates                               21,747           22,568
                                                   ----------       ----------
                                                   $  539,044       $  375,063
                                                   ==========       ==========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current portion of long-term debt              $   23,958       $        -
    Accounts payable and accrued expenses              24,695           17,491
    Accrued distributions payable                      16,263           13,372
    Payable to general partner                          3,183            1,889
                                                   ----------       ----------
      Total current liabilities                        68,099           32,752
                                                   ----------       ----------
Long-term debt, less current portion                  235,900          166,900

Other liabilities and deferred taxes                   14,958           13,676

Minority interest                                       1,000              968

Commitments and contingencies

Partners' capital                                     219,087          160,767
                                                   ----------       ----------
                                                   $  539,044       $  375,063
                                                   ==========       ==========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                       Nine Months Ended
                                                                         September 30,
                                                                     ---------------------
                                                                        2001        2000
                                                                     ---------    --------
Operating activities:
 Net income                                                          $  47,460    $ 35,568
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                        17,326      11,940
   Minority interest                                                       537         359
   Equity in earnings of affiliates, net of distributions                  581        (285)
   Deferred income taxes                                                   602         629
   Extraordinary item                                                    5,757           -
   Changes in other liabilities                                         (2,360)     (1,525)
   Changes in working capital components                                10,420       2,593
                                                                     ---------    --------

      Net cash provided by operating activities                         80,323      49,279
                                                                     ---------    --------
Investing activities:
  Capital expenditures                                                  (9,589)     (6,434)
  Acquisition of terminals, net of cash acquired                      (106,810)    (12,053)
  Proceeds from sale of assets                                           2,807           -
  Other, net                                                              (646)       (481)
                                                                     ---------    --------
      Net cash used in investing activities                           (114,238)    (18,968)
                                                                     ---------    --------
Financing activities:
  Issuance of debt                                                     257,500      16,500
  Payments of debt                                                    (171,082)     (5,700)
  Distributions, including minority interest                           (45,893)    (40,115)
                                                                     ---------    --------

      Net cash provided by (used in) financing activities               40,525     (29,315)
                                                                     ---------    --------

Increase in cash and cash equivalents                                    6,610         996
Cash and cash equivalents at beginning of period                         4,758       5,127
                                                                     ---------    --------

Cash and cash equivalents at end of period                           $  11,368    $  6,123
                                                                     =========    ========

Supplemental cash flow information:
 Cash paid for interest                                              $  11,229    $  7,919
                                                                     =========    ========
 Non-cash investing and financing activities -
    Issuance of units for acquisition of terminals                   $  56,488    $      -
                                                                     =========    ========

                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.  SIGNIFICANT ACCOUNTING POLICIES

  The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at September 30, 2001 and the consolidated results of their operations and cash flows for the periods ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.  ACQUISITION AND FINANCING

  On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of agreement and its
  announcement).   Financing for the cash portion of the purchase price was
  supplied under a new $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the purchase
  method of accounting.   Assuming the acquisition occurred on January 1, 2000,
  unaudited pro forma revenues, net income and net income per unit would be $49.9 million, $15.8 million and $0.76, respectively, for the three months ended September 30, 2000, and $140.8 million, $39.8 million and $1.90, respectively, for the nine months ended September 30, 2000.

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

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

3.  COMPREHENSIVE INCOME

  Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                              ----------------------    -------------------
                                                2001          2000        2001       2000
                                              --------      --------    --------   --------
                                                               (in thousands)
  Net income                                  $ 18,338      $ 14,119    $ 47,460   $ 35,568
  Other comprehensive income (loss)
   - foreign currency translation adjustment       678            12        (180)      (913)
                                              --------      --------    --------   --------
  Comprehensive income                        $ 19,016      $ 14,131    $ 47,280   $ 34,655
                                              ========      ========    ========   ========


4.  CASH DISTRIBUTIONS

  The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to holders of limited partnership units ("Unitholders") and the general partner. Available Cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date. Cash distributions of $0.70 per unit for each of the first and second quarters of 2001 were paid on May 15, 2001 and August 14, 2001, respectively. A cash distribution of $0.75 per unit for the third quarter of 2001 was declared to holders of record on October 31, 2001 and will be paid on November 14, 2001.


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

  By letter dated July 26, 2001, the United States Department of Justice advised ST Services that the Government intends to seek reimbursement from it under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at
  the two spill areas.   The Government advised ST Services that it believes it
  has incurred costs exceeding $40 million and expects in the future to incur costs exceeding an additional $22 million, for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the Department of Justice on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs.

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

  The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                              Three Months  Ended  Nine Months Ended
                                 September 30,       September 30,
                              -------------------  ------------------
                                2001        2000     2001      2000
                              -------     -------  --------  --------
                                           (in thousands)

  Business segment revenues:
   Pipeline operations        $20,195     $19,567  $ 55,155  $ 52,298
   Terminaling operations      33,208      21,484    99,269    63,871
                              -------     -------  --------  --------
                              $53,403     $41,051  $154,424  $116,169
                              =======     =======  ========  ========

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

                                         Three Months  Ended          Nine Months Ended
                                            September 30,               September 30,
                                         --------------------        -------------------
                                           2001         2000           2001       2000
                                         -------      -------        --------   --------
                                                          (in thousands)
  Business segment profit:
   Pipeline operations                   $ 9,827      $10,233        $ 26,640   $ 26,700
   Terminaling operations                 12,249        7,233          35,642     18,647
                                         -------      -------        --------   --------
     Operating income                     22,076       17,466          62,282     45,347
   Interest and other income, net            122           84           4,218        225
   Interest expense                       (3,380)      (3,036)        (12,144)    (9,016)
                                         -------      -------        --------   --------
   Income before minority interest,
     income taxes and extraordinary
     item                                $18,818      $14,514        $ 54,356   $ 36,556
                                         =======      =======        ========   ========

                                                                 September 30,   December 31,
                                                                     2001           2000
                                                                 -------------   ------------
                                                                      (in thousands)
  Total assets:
    Pipeline operations                                            $106,098       $102,656
    Terminaling operations                                          432,946        272,407
                                                                   --------       --------
                                                                   $539,044       $375,063
                                                                   ========       ========

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

  Operating Results:

  Pipeline Operations
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                       2001        2000       2001      2000
                                     -------     -------    -------   -------
                                                   (in thousands)

  Revenues                           $20,195     $19,567    $55,155   $52,298
  Operating costs                      8,448       6,997     22,356    18,839
  Depreciation and amortization        1,324       1,293      3,937     3,877
  General and administrative             596       1,044      2,222     2,882
                                     -------     -------    -------   -------
      Operating income               $ 9,827     $10,233    $26,640   $26,700
                                     =======     =======    =======   =======


  Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine month periods ended September 30, 2001, revenues increased by 3% and 5%, respectively, compared to the same 2000 periods, due to increases in barrel miles shipped and increases in terminaling charges. Barrel miles totaled 5.0 billion and 4.7 billion for the three month periods ended September 30, 2001 and 2000, respectively, and
  13.9 billion and 13.1 billion for the nine month periods ended September 30, 2001 and 2000, respectively.

  Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.5 million and $3.5 million for the three and nine month periods ended September 30, 2001, respectively, when compared to 2000, due primarily to increases in fuel and power costs and expenses from pipeline relocation projects. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, decreased by $0.4 million and $0.7 million, respectively, for the three and nine month periods ended September 30, 2001, when compared to the same prior year periods.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

  Terminaling Operations

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------   -----------------
                                     2001       2000      2001      2000
                                   -------    -------   -------   -------
                                               (in thousands)

  Revenues                         $33,208    $21,484   $99,269   $63,871
  Operating costs                   14,948     10,339    44,977    32,781
  Depreciation and amortization      4,300      2,711    13,389     8,063
  General and administrative         1,711      1,201     5,261     4,380
                                   -------    -------   -------   -------

      Operating income             $12,249    $ 7,233   $35,642   $18,647
                                   =======    =======   =======   =======

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

  Terminaling revenues increased by $11.7 million and $35.4 million, respectively, for the three and nine month periods ended September 30, 2001, compared to the same 2000 periods, due to the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Average annual tankage utilized for the three and nine month periods ended September 30, 2001 increased to 30.0 million barrels and 30.1 million barrels, respectively, up from 20.8 million barrels for both the three and nine month periods ended September 20, 2000. For the three and nine month periods ended September 30, 2001, average annualized revenues per barrel of tankage utilized increased to $4.40 per barrel and $4.42 per barrel, respectively, compared to $4.09 per barrel for both the three and nine month periods ended September 30, 2000, also the result of favorable market conditions, when compared to the same 2000 periods.

  For the three and nine month periods ended September 30, 2001, operating costs increased by $4.6 million and $12.2 million, respectively, when compared to the same 2000 periods, the result of the Shore acquisition and increases in volumes stored. General and administrative costs for each of the three and nine month periods ended September 30, 2001, increased by $0.5 million and $0.9 million, respectively, when compared to the same 2000 periods, due also to the Shore acquisition.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

  Total tankage capacity (38.3 million barrels at September 30, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


  Interest Expense

  For the three and nine months ended September 30, 2001, interest expense increased by $0.3 million and $3.1 million, respectively, compared to the same 2000 periods, due to increases in debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates.


  Liquidity and Capital Resources

  During the first nine months of 2001, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

  Cash provided by operations was $80.3 million and $49.3 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures (excluding acquisitions) were $9.6 million for the nine months ended September 30, 2001, compared to $6.4 million during the same 2000 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $12 million to $15 million (excluding acquisitions) for the year ending December 31, 2001.

  On November 12, 2001, the Partnership entered into a definitive agreement to acquire all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $193 million in cash plus the assumption of approximately $107 million in debt. The acquisition, which is subject to approval by Statia public shareholders and standard closing conditions, including regulatory approval, is expected to close in the first quarter of 2002. The cash portion of the purchase price is expected to be initially funded with bank financing.

  In December of 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on the unutilized amounts. The credit facility contains operational and financial covenants, including limitations on investments, sales of assets and transactions with affiliates, and absent an event of default, the covenants do not restrict distributions to unitholders. At September 30, 2001, $235.9 million was drawn on the facility at an interest rate of 4.60%, which is due in December of 2003.

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

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

  In August of 2000, a wholly-owned subsidiary of the Partnership filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. In March of 2001, this subsidiary entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. In May of 2001, the Partnership announced that, due to increases in ten-year Treasury rates, coupled with the declines in floating interest rates, it had elected to defer issuance of the public debt securities. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million.

  The Partnership makes distributions of 100% of its Available Cash to Unitholders and the general partner. Available Cash consists generally of all the cash receipts less all cash disbursements and reserves. Cash distributions of $0.70 per unit for each of the first and second quarters of 2001 were paid on May 15, 2001 and August 14, 2001, respectively. A cash distribution of $0.75 per unit for the third quarter of 2001 was declared to holders of record on October 31, 2001 and will be paid on November 14, 2001.

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


  Recent Accounting Pronouncements

  In July of 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

  Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Partnership is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

  Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

  On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Partnership is currently assessing the impact on its financial statements.

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


                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                      KANEB PIPE LINE PARTNERS, L.P.
                                      (Registrant)
                                      By KANEB PIPE LINE COMPANY
                                         -------------------------------------
                                      (Managing General Partner)


Date:   November 13, 2001             //s//
                                      ----------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary