Form 10-K
period 2001-12-31
KANEB PIPE LINE PARTNERS L P
filed 2002-03-15
CIK 853890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)
     OF THE  SECURITIES  AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 2001

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF THE  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its Charter)


        Delaware                                                 75-2287571
----------------------------------------                 -----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
Richardson, Texas                                                 75080
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (zip code)

       Registrant's telephone number, including area code: (972) 699-4062

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
       Title of each class                                 on which registered
-----------------------------------                     ------------------------
             Units                                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     Aggregate market value of the voting Units held by non-affiliates of the registrant: $607,829,927. This figure is estimated as of March 8, 2002, at which date the closing price of the Registrant's Units on the New York Stock Exchange was $37.57 per Unit and assumes that only the General Partner of the Registrant (the "General Partner"), officers and directors of the General Partner and its parent and wholly owned subsidiaries of the General Partner and its parent were affiliates.

    Number of Units of the Registrant outstanding at March 8, 2002:  21,535,090.

                                     PART I

Item 1.    Business


GENERAL
-------

     Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the refined petroleum products pipeline business and the terminaling of petroleum products and specialty liquids. The Partnership was formed in September 1989 to acquire, own and operate the pipeline system and operations that had been previously conducted by Kaneb Pipe Line Company LLC, a Delaware limited liability company ("KPL"), since 1953. KPL owns a combined 2% interest as general partner of the Partnership and of Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership ("KPOP"). The Partnership's pipeline operations are conducted through KPOP, of which the Partnership is the sole limited partner and KPL is the sole general partner. The terminaling business of the Partnership is conducted through Support Terminals Operating Partnership, L.P. ("STOP"), and its affiliated partnerships and corporate entities, which operate under the trade names "ST Services" and "StanTrans," among others. KPOP and STOP are, collectively with their subsidiaries, referred to as the "Operating Partnerships." KPL is a wholly-owned subsidiary of Kaneb Services LLC, a Delaware limited liability company ("KSL") (NYSE: KSL).


PRODUCTS PIPELINE BUSINESS
--------------------------

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

     The East Pipeline system also consists of 17 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 22 product tanks with total storage capacity of approximately 1,006,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory. KPOP owns the entire 2,090 mile East Pipeline. KPOP leases office space for its operating headquarters in Wichita, Kansas.

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

West Pipeline

     KPOP acquired the West Pipeline in February 1995, increasing the Partnership's pipeline business in South Dakota and expanding it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of pipeline in Wyoming, Colorado and South Dakota, four truck loading terminals and numerous pump stations situated along the system. The system's four product terminals have a total storage capacity of over 1.7 million barrels.

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

Other Systems

     The Partnership also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2001, these three systems combined transported a total of 3.2 million barrels of diesel fuel, representing an aggregate of $1.3 million in revenues.

Pipelines Products and Activities

     The Pipelines' revenues are based upon volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated:

                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2001             2000              1999             1998              1997
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................          92,116            89,192            85,356           77,965            69,984
Barrel miles (2)............          18,567            17,843            18,440           17,007            16,144
Revenues (3)................         $74,976           $70,685           $67,607          $63,421           $61,320

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

     The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:


                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2001             2000              1999             1998              1997
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          46,268            44,215            41,472           37,983            32,237
Diesel and fuel oil.........          42,354            41,087            40,435           36,237            33,541
Propane.....................           3,494             3,890             3,449            3,745             4,206
                               -------------     -------------    --------------    -------------    --------------
Total.......................          92,116            89,192            85,356           77,965            69,984
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

Maintenance and Monitoring

     The Pipelines have been constructed and are maintained in a manner consistent with applicable Federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines in order to prolong the useful lives of the Pipelines. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipeline's rights-of-way and possible damage to the Pipelines.

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

     In general, a shipper on one of the Pipelines delivers products to the pipeline from refineries or third party pipelines that connect to the Pipelines. The Pipelines' operations also include 21 truck loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 20 terminals also receive propane into storage tanks and then load it into transport trucks. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

     Each shipper transporting product on a pipeline is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines.

     The following table shows the number of tanks owned by KPOP at each terminal location at December 31, 2001, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
              ----------------------           --------               ---------      -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  366,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  162,000              2
                    Salina                         10                   98,000              3
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              8
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  198,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown                      13                  188,000              2
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  394,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
              Totals                              302                5,202,000
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


     The East Pipeline also has intermediate storage facilities consisting of 12 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 472,000 and 534,000 barrels, respectively. During 2001, approximately 53.3% and 92.2% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

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

     The majority of the refined petroleum product transported through the East Pipeline in 2001 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refining Association ("NCRA"), Frontier Refining and Conoco, Inc. respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 30.6% of the total amount of product shipped over the East
Pipeline in 2001. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

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

Principal Customers

     KPOP had a total of approximately 46 shippers in 2001. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $51.5 million, $48.7 million and $42.7 million, which accounted for 69%, 69% and 63% of total revenues shipped for each of the years 2001, 2000 and 1999, respectively.

Competition and Business Considerations

     The East Pipeline's major competitor is an independent, regulated common carrier pipeline system owned by The Williams Companies, Inc. ("Williams") that operates approximately 100 miles east of and parallel to the East Pipeline. The Williams system is a substantially more extensive system than the East Pipeline. Furthermore, Williams and its affiliates have capital and financial resources that are substantially greater than those of the Partnership. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Sixteen of the East Pipeline's 17 delivery terminals are located within 2 to 145 miles of, and in direct competition with Williams' terminals.

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


LIQUIDS TERMINALING BUSINESS
----------------------------

Introduction

     The Partnership's Support Terminal Services operation ("ST Services" or "ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 2001, the Partnership's terminaling business accounted for approximately 64% of the Partnership's revenues. As of December 31, 2001, ST operated 41 facilities in 20 states and the District of Columbia, with a total storage capacity of approximately 33.5 million barrels. ST also owns and operates six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids.

     On January 3, 2001, the Partnership completed the acquisition of Shore Terminals LLC. Shore Terminals owns seven terminals, four in California (three in the San Francisco Bay area and one in Los Angeles) and one each in Tacoma, Washington, Portland, Oregon and Reno, Nevada, with a total storage capacity of
7.8 million barrels. All of the terminals handle petroleum products and, with the exception of the Nevada terminal, have deep water access. The purchase price was approximately $107,000,000 in cash and 1,975,090 units of limited partnership in the Partnership (valued at $56.5 million on the date of agreement and its announcement). The acquisition, which became a part of the ST Services terminaling operations, significantly increased ST Services' presence on the West Coast.


     ST's terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. ST's six largest domestic terminal facilities are located in Piney Point, Maryland; Linden, New Jersey (50% owned joint venture); Crockett, California; Martinez, California; Jacksonville, Florida and Texas City, Texas. These facilities accounted for approximately 44.5% of ST's revenues and 49.2% of its tankage capacity in 2001.

Description of Largest Domestic Terminal Facilities

  Piney Point, Maryland

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

  Linden, New Jersey

     In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire a 50% ownership interest in and the management of the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44 acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal owns two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively.

  Crockett, California

     The Crockett Terminal was acquired in January 2001 as a part of the Shore acquisition. The terminal has approximately 3 million barrels of tankage and is located in the San Francisco Bay area. The facility provides deep-water access for handling petroleum products and gasoline additives such as ethanol. The terminal offers pipeline connections to various refineries and pipelines. It receives and delivers product by vessel, barge, pipeline and truck-loading facilities. The terminal also has railroad tank car unloading capability.

  Martinez, California

     The Martinez Terminal, also acquired in January 2001 as a part of the Shore acquisition, is located in the refinery area of San Francisco Bay. It has approximately 2.8 million barrels of tankage and handles refined petroleum products as well as crude oil. The terminal is connected to a pipeline and to area refineries by pipelines and can also receive and deliver products by vessel or barge. It also has a truck rack for product delivery.

  Jacksonville, Florida

     The Jacksonville terminal, also acquired as part of the Steuart transaction in 1995, is located on approximately 86 acres on the St. John's River and consists of a main terminal and two annexes with combined storage capacity of approximately 2.1 million barrels in 30 tanks. The terminal is currently used to store petroleum products including gasoline, No. 2 oil, No. 6 oil, diesel, kerosene and asphalt. This terminal has a tanker berth with a 38-foot draft, four barge berths and also offers truck and rail car loading facilities and facilities to blend residual fuels for ship bunkering.

  Texas City, Texas

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

  Other Terminal Sites

     In addition to the six major facilities described above, ST now has 35 other terminal facilities located throughout the United States and six facilities in the United Kingdom. These other facilities represented approximately 50.8% of ST's total tankage capacity and approximately 55.5% of its total revenue for 2001. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and bulk fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, these facilities primarily store petroleum products for a variety of customers. Overall, these facilities provide ST locations which are diverse geographically, in products handled and in customers served.

     The following table outlines ST's terminal locations, capacities, tanks and primary products handled:


                                     Tankage         No. of               Primary Products
           Facility                  Capacity         Tanks                     Handled
 -----------------------------------------------------------------------------------------------------
 Major U. S. Terminals:
 Piney Point, MD                    5,403,000            28      Petroleum
 Linden, NJ(a)                      3,884,000            22      Petroleum
 Crockett, CA                       3,048,000            24      Petroleum
 Martinez, CA                       2,800,000            16      Petroleum
 Jacksonville, FL                   2,066,000            30      Petroleum
 Texas City, TX                     2,002,000           124      Chemicals and Petrochemicals

 Other U. S. Terminals:
 Montgomery, AL(b)                    162,000             7      Petroleum, Jet Fuel
 Moundville, AL(b)                    310,000             6      Jet Fuel
 Tuscon, AZ(a)                        181,000             7      Petroleum
 Los Angeles, CA                      597,000            20      Petroleum
 Richmond, CA                         617,000            25      Petroleum
 Stockton, CA                         706,000            32      Petroleum
 M Street, DC                         133,000             3      Petroleum
 Homestead, FL(b)                      72,000             2      Jet Fuel
 Augusta, GA                          110,000             8      Petroleum
 Bremen, GA                           180,000             8      Petroleum, Jet Fuel
 Brunswick, GA                        302,000             3      Petroleum, Pulp Liquor
 Columbus, GA                         180,000            25      Petroleum, Chemicals
 Macon, GA(b)                         307,000            10      Petroleum, Jet Fuel
 Savannah, GA                         861,000            19      Petroleum, Chemicals
 Blue Island, IL                      752,000            19      Petroleum
 Chillicothe, IL(a)                   270,000             6      Petroleum
 Peru, IL                             221,000             8      Petroleum, Fertilizer
 Indianapolis, IN                     410,000            18      Petroleum
 Westwego, LA                         849,000            53      Molasses, Fertilizer, Caustic
 Andrews AFB Pipeline, MD(b)           72,000             3      Jet Fuel
 Baltimore, MD                        832,000            50      Chemicals, Asphalt, Jet Fuel
 Salisbury, MD                        177,000            14      Petroleum
 Winona, MN                           229,000             7      Fertilizer
 Reno, NV                             107,000             7      Petroleum
 Paulsboro, NJ                      1,580,000            18      Petroleum
 Alamogordo, NM(b)                    120,000             5      Jet Fuel
 Drumright, OK                        315,000             4      Petroleum, Jet Fuel
 Portland, OR                       1,119,000            31      Petroleum
 Philadelphia, PA                     894,000            11      Petroleum
 San Antonio, TX                      207,000             4      Jet Fuel
 Dumfries, VA                         554,000            16      Petroleum, Asphalt
 Virginia Beach, VA(b)                 40,000             2      Jet Fuel
 Tacoma, WA                           377,000            15      Petroleum
 Vancouver, WA                        166,000            42      Chemicals, Fertilizer
 Milwaukee, WI                        308,000             7      Petroleum

 Foreign Terminals:
 Grays, England                     1,945,000            53      Petroleum
 Eastham, England                   2,185,000           162      Chemicals, Petroleum, Animal Fats
 Runcorn, England                     146,000             4      Molten sulphur
 Glasgow, Scotland                    344,000            16      Petroleum
 Leith, Scotland                      459,000            34      Petroleum, Chemicals
 Belfast, Northern Ireland            407,000            41      Petroleum
                                  ---------------  --------------
                                   39,006,000         1,069
                                  ===============  ==============


(a)  The terminal is 50% owned by ST.
(b)  Facility  also  includes  pipelines  to  U.S.   government   military  base
     locations.


Customers

     The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and six of the eleven locations have been utilized solely by the U.S. Government. One of these locations is presently without government business. Of the eleven locations, five include pipelines which deliver jet fuel directly to nearby military bases, while another location supplies Andrews Air Force Base, Maryland and consists of a barge receiving dock, and an 11.3 mile pipeline, with three 24,000 barrel double-bottomed tanks and an administration building located on the base.

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


RECENT DEVELOPMENTS
-------------------

     On February 28, 2002, the Partnership acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's $275 million revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On March 1, 2002, the Partnership announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by the Partnership's $275 million revolving credit facility.

     Statia's terminaling operations encompass two world-class, strategically located facilities. The storage and transshipment facility on the island of St. Eustatius, which is located east of Puerto Rico, has tankage capacity of 11.3 million barrels. The facility located at Point Tupper, Nova Scotia, Canada has tankage capacity of 7.4 million barrels. Both facilities produce a broad range of products and services, including storage and throughput, marine services and product sales of bunker fuels and bulk oil products.


CAPITAL EXPENDITURES
--------------------

     Capital expenditures by the Pipelines, excluding acquisitions, were $4.3 million, $3.4 million and $3.6 million for 2001, 2000 and 1999, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $12.9 million, $6.1 million and $11.0 million for 2001, 2000 and 1999, respectively.

     Capital expenditures of the Partnership during 2002 are expected to be approximately $15 million to $20 million, excluding capital expenditures relating to Statia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. KPL intends to finance future expansion capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.


REGULATION
----------

Interstate Regulation

     The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by a complaint to FERC filed by a shipper or on the FERC's own initiative. Reparations may be recovered by the party filing the complaint for the two-year period prior to the complaint, if FERC finds the rate to be unlawful.

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


ENVIRONMENTAL MATTERS
---------------------

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

     See "Item 3 - Legal  Proceedings"  for information  concerning two lawsuits
against  certain   subsidiaries  of  the   Partnership   involving   claims  for
environmental damages.

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

     Contamination resulting from spills or releases of refined petroleum products is not unusual within the petroleum pipeline and liquids terminaling industries. The East Pipeline and ST Services have experienced limited groundwater contamination at various terminal and pipeline sites resulting from various causes including activities of previous owners. Remediation projects are underway or under construction using various remediation techniques. The costs to remediate contamination at several ST terminal locations are being borne by the former owners under indemnification agreements. Although no assurances can be made, the Partnership believes that the aggregate cost of these remediation efforts will not be material.

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

     In May 1998, the West Pipeline, at a point between Dupont, Colorado and Fountain, Colorado ruptured, and approximately 1,000 barrels of product was released. Containment and remedial action was immediately commenced. Upon investigation, it appeared that the failure of the pipeline was due to damage caused by third party excavations. The Partnership has made claim to the third party as well as to its insurance carriers. The Partnership has entered into a Compliance Order on Consent with the State of Colorado with respect to the remediation. As of December 31, 2001, the Partnership has incurred $1.2 million of costs in connection with this incident. Future costs are not anticipated to be significant. The Partnership has recovered substantially all of its costs from its insurance carrier.

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

Solid Waste

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

Environmental Impact Statement

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

Indemnification

     KPL has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of contamination at certain East Pipeline sites. In addition, both KPOP and ST were wholly or partially indemnified under certain acquisition contracts for some environmental costs. Most of such contracts contain time and amount limitations on the indemnities. To the extent that environmental liabilities exceed the amount of such indemnity, KPOP has affirmatively assumed the excess environmental liabilities.


SAFETY REGULATION
-----------------

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


EMPLOYEES
---------

     The Partnership has no employees. The business of the Partnership is conducted by the General Partner, KPL, which at December 31, 2001, employed approximately 605 persons. Approximately 115 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 91 persons employed at 5 of KPL's terminal unit locations were subject to collective bargaining or similar contracts at that date. Union contracts regarding conditions of employment for 21, 29, 16, 19 and 6 employees are in effect through March 31, 2002, June 28, 2002, November 1, 2003, June 30, 2004 and September 30, 2005, respectively. All such contracts are subject to automatic renewal for successive one year periods unless either party provides written notice in a timely manner to terminate or modify such agreement.


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

Item 3.     Legal Proceedings

     Grace Litigation. Certain subsidiaries of the Partnership were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned not later than 1976, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

     At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and (2) the pipeline was abandoned before 1978 -- 15 years before the Partnership's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by the Partnership's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both the Partnership's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgement finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

     On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, the Partnership's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the Partnership's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects  to  incur  future  costs  exceeding  an  additional  $22  million,  for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. ST Services and the Government have continued to exchange correspondence and documents on the matter. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs.

     PEPCO Litigation. On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million.
Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. The Partnership and PEPCO have not, however, reached a final agreement regarding our proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. The Partnership cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect the Partnership's financial condition.

     As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted preliminary approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement will be sent to putative class members and putative class members have until March 26, 2002 to opt out. ST Services or PEPCO can void the settlement if too many putative class members opt out and elect to pursue separate litigation. A hearing on final settlement will be held on April 15, 2002. If the settlement is finally approved, this litigation should be concluded in 2002. It is expected that most class members will elect to participate in the class settlement, but it is possible that even if the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While the Partnership cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on our financial condition.

     PEPCO and ST Services have agreed with the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. The Partnership believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect the Partnership's financial condition.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the DOT in late 2001, and ST Services anticipates that the DOT will rule during the first quarter of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but the Partnership believes that this matter will not have a material adverse effect on its financial condition.

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

Item 4.     Submission of Matters to a Vote of Security Holders

     The Partnership did not hold a meeting of Unitholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 2001.

                                     PART II

Item 5.     Market for the Registrant's Units and Related Unitholder Matters

     The Partnership's limited partnership interests ("Units") are listed and traded on the New York Stock Exchange (the "NYSE"), under the symbol "KPP." At March 8, 2002, there were approximately 1,000 unitholders of record. Set forth below are prices on the NYSE and cash distributions for the periods indicated for such Units.

                                                        Unit Prices                          Cash
         Year                                        High         Low                    Distributions
         ------------------------------            -----------  -------                  -------------
         2000:
                   First Quarter                   $ 28.25      $ 24.19                     $.70
                   Second Quarter                    27.13        23.38                      .70
                   Third Quarter                     29.94        24.69                      .70
                   Fourth Quarter                    31.75        26.06                      .70

         2001:
                   First Quarter                     31.81        27.75                      .70
                   Second Quarter                    36.00        30.00                      .70
                   Third Quarter                     40.44        34.13                      .75
                   Fourth Quarter                    42.19        37.83                      .75

         2002:
                   First quarter
                      (through March 8, 2002)        43.80        35.95


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

                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                           2001(a)        2000           1999          1998           1997
                                         ----------    ----------      ---------     ---------     ----------
Income Statement Data:
Revenues..............................   $ 207,796     $  156,232      $ 158,028     $  125,812    $  121,156
                                         ---------     ----------      ---------     ----------    ----------

Operating costs.......................      90,632         69,653         69,148         52,200        50,183
Depreciation and amortization.........      23,184         16,253         15,043         12,148        11,711
General and administrative............      11,889         11,881          9,424          6,261         5,793
Gain on sale of assets................        -            (1,126)          -             -              -
                                         ---------     ----------      ---------     ----------    ----------
    Total costs and expenses..........     125,705         96,661         93,615         70,609        67,687
                                         ---------     ----------      ---------     ----------    ----------

Operating income......................      82,091         59,571         64,413         55,203        53,469
Interest and other income.............       4,277            316            408            626           562
Interest expense......................     (14,783)       (12,283)       (13,390)       (11,304)      (11,332)
Minority interest in net income.......        (706)          (467)          (499)          (441)         (420)
                                         ---------     ----------      ---------     ----------    -----------
Income before income taxes............      70,879         47,137         50,932         44,084        42,279
Income tax provision..................        (981)          (943)        (1,496)          (418)         (718)
                                         ---------     ----------      ---------     ----------    ----------
Income before extraordinary item......      69,898         46,194         49,436         43,666        41,561

Extraordinary item - loss on debt
    extinguishment, net of minority
    interest and income taxes.........      (5,757)          -              -             -              -
                                         ---------     ----------      ---------     ----------    ----------
Net income............................   $  64,141     $   46,194      $  49,436     $   43,666    $   41,561
                                         =========     ==========      =========     ==========    ==========

Allocation of net income per unit:
    Before extraordinary item.........   $    3.32     $     2.43      $    2.81     $     2.67    $     2.55
    Extraordinary item................        (.29)          -              -             -              -
                                         ---------     ----------      ---------     ----------    ----------
                                         $    3.03     $     2.43      $    2.81     $     2.67    $     2.55
                                         =========     ==========      =========     ==========    ==========
Cash distributions declared per unit     $    2.90     $     2.80      $    2.80     $     2.60    $     2.50
                                         =========     ==========      =========     ==========    ==========

Balance Sheet Data (at year end):
Property and equipment, net...........   $ 481,274     $  321,355      $ 316,883     $  268,626    $  247,132
Total assets..........................     548,371        375,063        365,953        308,432       269,032
Long-term debt........................     262,624        166,900        155,987        153,000       132,118
Partners' capital.....................     219,517        160,767        168,288        105,388       104,196


(a)  Includes the  operations  of Shore  Terminals LLC from January 3, 2001 (See
     Note 3 to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto and the summary historical financial and operating data included elsewhere in this report.


GENERAL
-------

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly-owned subsidiary of Kaneb Services LLC ("Kaneb"), formed the Partnership to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of the Partnership through its general partner interest and a 25% limited partner interest. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner and KPL owns a combined 2% interest as general partner of the Partnership and KPOP. The Partnership is engaged through operating subsidiaries in the refined petroleum products pipeline business and, since 1993, terminaling and storage of petroleum products and specialty liquids.

     The Partnership's pipeline business consists primarily of the transportation through the East Pipeline and the West Pipeline (collectively referred to as the "Pipelines"), as common carriers, of refined petroleum products. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments in Kansas, Colorado and Wyoming, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Pipelines primarily transport gasoline, diesel oil, fuel oil and propane. The products are transported from refineries connected to the Pipeline, directly or through other pipelines, to agricultural users, railroads and wholesale customers in the states in which the Pipelines are located and in portions of other states. Substantially all of the Pipelines' operations constitute common carrier operations that are subject to Federal or state tariff regulations. The Partnership has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products. The Partnership's business of terminaling petroleum products and specialty liquids is conducted under the name ST Services ("ST").

     On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a $275 million unsecured revolving credit agreement with a group of banks. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

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

     The Partnership is the third largest independent liquids terminaling company in the United States. At December 31, 2001, ST operated 41 facilities in 20 states, the District of Columbia and six facilities in the United Kingdom with an aggregate tankage capacity of approximately 39.0 million barrels.



PIPELINE OPERATIONS
-------------------

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2001                 2000                1999
                                                          -----------        -----------          -----------
                                                                             (in thousands)

Revenues.............................................     $    74,976        $    70,685          $    67,607
Operating costs......................................          28,844             25,223               23,579
Depreciation and amortization........................           5,478              5,180                5,090
General and administrative...........................           3,881              4,069                3,102
                                                          -----------        -----------          -----------
Operating income.....................................     $    36,773        $    36,213          $    35,836
                                                          ===========        ===========          ===========

     Pipelines revenues are based on volumes shipped and the distances over which such volumes are transported. For the year ended December 31, 2001, revenues increased by $4.3 million, compared to 2000, due to increases in barrel miles shipped and increases in terminaling charges. For the year ended December 31, 2000, revenues increased by $3.1 million, compared to 1999, due to an increase in terminaling charges. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 18.6 billion, 17.8 billion and 18.4 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $3.6 million in 2001 and $1.6 million in 2000. The increase in 2001 was due to increases in fuel and power costs and expenses from pipeline relocation projects. The increase in 2000 was due to increases in materials and supplies costs, including additives, that are volume related. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs, decreased by $0.2 million in 2001 and increased by $1.0 million in 2000, compared to the respective prior year. The increase in 2000 was the result of a one-time benefit resulting from the favorable elimination of a contingency in 1999.


TERMINALING OPERATIONS
----------------------

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2001                 2000                1999
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   132,820        $    85,547          $    90,421
Operating costs......................................          61,788             44,430               45,569
Depreciation and amortization........................          17,706             11,073                9,953
General and administrative...........................           8,008              7,812                6,322
Gain on sale of assets...............................          -                  (1,126)               -
                                                          -----------        -----------          -----------
Operating income.....................................     $    45,318        $    23,358          $    28,577
                                                          ===========        ===========          ===========

     For the year ended December 31, 2001, revenues increased by $47.3 million, compared to 2000, due to the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Approximately $36.0 million of the 2001 revenue increase was a result of the Shore acquisition. 2000 revenues decreased by $4.9 million, compared to 1999, as revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions resulting from declines in forward product pricing. Average annual tankage utilized for the years ended December 31, 2001, 2000 and 1999 aggregated 30.1 million barrels,
21.0 million barrels and 22.6 million barrels, respectively. The 2001 increase in average annual tankage utilized resulted from the Shore acquisition and the favorable market conditions. The 2000 decrease resulted from the unfavorable domestic market conditions. Average revenues per barrel of tankage utilized for the years ended December 31, 2001, 2000 and 1999 was $4.41, $4.12 and $4.00,
respectively. The increase in 2001 average revenues per barrel of tankage utilized was due to favorable market conditions, when compared to 2000. The 2000 increase, when compared to 1999, was due to the storage of a larger proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products.

     In 2001 operating costs increased by $17.4 million, when compared to 2000, due to the Shore acquisition and increases in volumes stored. 2000 operating costs decreased by $1.1 million, when compared to 1999, due to lower costs resulting from the overall decline in volumes stored. General and administrative expense increased by $0.2 million in 2001 and by $1.5 million in 2000. The increase in general and administrative costs in 2001, compared to 2000, is due to the Shore acquisition partially offset by the extraordinary high litigation costs in 2000. The increase in 2000, compared to 1999, was due entirely to the extraordinarily high litigation costs. In 2000 the Partnership sold land and other terminaling business assets for approximately $2.0 million in net proceeds, recognizing a gain on disposition of assets of $1.1 million.

     Total tankage capacity (39.0 million barrels at December 31, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


INTEREST AND OTHER INCOME
-------------------------

     In March of 2001, a wholly-owned subsidiary of the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million.


INTEREST EXPENSE
----------------

     For the year ended December 31, 2001, interest expense increased by $2.5 million, compared to 2000, due to increases in debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by declines in interest rates on variable rate debt. For the year ended December 31, 2000, interest expense decreased by $1.1 million, compared to 1999, due to repayments of debt from a portion of the 1999 unit offering proceeds (see "Liquidity and Capital Resources").


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash provided by operating activities was $102.2 million, $62.0 million and $63.6 million for the years 2001, 2000 and 1999, respectively. The increase in 2001, compared to 2000, is due to increases in terminaling revenues and operating income, a result of the Shore acquisition, and increases in utilization at existing terminaling locations. The decrease in 2000, compared to 1999, is a result of the decrease in terminaling revenues and operating income due to unfavorable domestic market conditions.

     Capital expenditures, excluding expansion capital expenditures, were $17.2 million, $9.5 million and $14.6 million for 2001, 2000 and 1999, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverages (subject to deductibles and limits). The Partnership anticipates that routine maintenance capital expenditures (excluding acquisitions) will total approximately $15 million to $20 million in 2002. Such future expenditures, however, will depend on many factors beyond the
Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings, or choose to do so.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future public unit or debt offerings.

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in the Partnership agreement, to holders of limited partnership units and KPL. Available cash consists generally of all the cash receipts less all cash disbursements and reserves. Distributions of $2.90, $2.80 and $2.80 per unit were declared to unitholders in 2001, 2000 and 1999, respectively.

     In December 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and, absent an event of default, the covenants do not restrict distributions to unitholders. In January 2001, proceeds from the facility were used to repay in full the Partnership's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty before minority interest and income taxes, which was recognized as an extraordinary expense in the first quarter of 2001. At December 31, 2001, $238.9 million was drawn on the facility, at an interest rate of 2.69%, which is due in December of 2003.

     In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from the public unit offering. The remaining portion ($23.7 million at December 31, 2001), with a fixed rate of 7.25%, is due in December 2003. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants.

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

     In January of 2002, the Partnership issued 1.25 million limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's $275 million revolving credit facility.

     In February 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the $188.9 million outstanding under the $275 million revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, the Partnership acquired Statia for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's $275 million revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On March 1, 2002, the Partnership announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by the Partnership's $275 million revolving credit facility.

     See also "Item 1 - Regulation", regarding the FERC's Lakehead decision.


CRITICAL ACCOUNTING POLICIES
----------------------------

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of". To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 121 based on fair value. The application of SFAS No. 121 did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2001, 2000 or 1999. However, future evaluations of carrying value are dependent of many factors, some of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and Federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2001, 2000 or 1999. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination. The Partnership is currently assessing the impact of SFAS No. 141 on its financial statements.

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

     On October 3, 2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Partnership is currently assessing the impact on its financial statements.


Item 7(a).    Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership centrally manages its debt and investment portfolios considering investment opportunities and risks and overall financing strategies. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $238.9 million at December 31, 2001, a one percent increase in interest rates would increase net interest expense by approximately $2.4 million.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     The Partnership is a limited partnership and has no directors. The Partnership is managed by KPL as general partner. Set forth below is certain information concerning the directors and executive officers of KPL. All directors of KPL are elected annually by KSL, as its sole stockholder. All officers serve at the discretion of the Board of Directors of KPL.

                                           Position with                Years of Service                        % of
Name                      Age                   KPL                         With KPL             Units(m)        O/S
------------------------ ------- ---------------------------------- ------------------------- --------------- ----------
Edward D. Doherty          66    Chairman of the Board and                   12 (a)                 86,700        *
                                   Chief  Executive Officer
Leon E. Hutchens           67    President (retired)                         42 (b)                    500        *
Jimmy L. Harrison          48    President                                    9 (d)                   -0-         *
Ronald D. Scoggins         47    Senior Vice President                        5 (c)                  1,692        *
Howard C. Wadsworth        57    Vice President, Treasurer                    8 (e)                   -0-         *
                                   and Secretary
Sangwoo Ahn                63    Director                                    13 (f)                 38,000        *
John R. Barnes             57    Director                                    15 (g)                 92,100        *
Murray R. Biles            71    Director                                    48 (h)                    500        *
Frank M. Burke, Jr.        62    Director                                     5 (i)                   -0-         *
Charles R. Cox             59    Director                                     7 (j)                  8,500        *
Hans Kessler               52    Director                                     5 (k)                   -0-         *
James R. Whatley           75    Director                                    12 (l)                 33,000        *
                                                                                                   -------    ------
All Officers and Directors as a group (12 persons)                                                 260,992      1.21%

*Less than one percent

(a) Mr. Doherty has been Chairman of the Board and Chief Executive Officer of KPL since September 1989.
(b) Mr. Hutchens became President of KPL in January 1994, having been with KPL since January 1960. Mr. Hutchens retired on December 31, 2001.
(c) Mr. Scoggins became an executive officer of KPL in August 1997, prior to which he served in senior level positions for ST for more than 10 years.
(d) Mr. Harrison was named President of KPL on January 1, 2002. Prior to assuming his present position he served as Vice President from July 1998, prior to which he served as Controller of the Company. Before joining the Company, he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.
(e) Mr. Wadsworth also serves as Vice President, Treasurer and Secretary of Kaneb Services LLC. Mr. Wadsworth joined Kaneb in October 1990.
(f) Mr. Ahn, a director of KPL since July 1989, is also a director of Kaneb Services LLC. Mr. Ahn, a founding partner of Morgan Lewis Githens & Ahn, an investment banking firm since 1982, currently serves as a director of Xanser Corporation, PAR Technology Corporation and Quaker Fabric Corporation.
(g) Mr. Barnes, a director of KPL, is also Chairman of the Board, President and Chief Executive Officer of Kaneb Services LLC. Mr. Barnes also serves as a director of Xanser Corporation.
(h) Mr. Biles, a director of KPL since 1989, is also a director of Kaneb Services LLC. Mr. Biles joined KPL in November 1953 and served as President from January 1985 until his retirement at the close of 1993.
(i) Mr. Burke, a director of KPL since January 1997, is also a director of Kaneb Services LLC. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. Mr. Burke also currently serves as a director of Xanser Corporation, AVIDYN, Inc. and Arch Coal, Inc.
(j) Mr. Cox, a director of KPL since September 1995, is also a director of Kaneb Services LLC. Mr. Cox has been Chairman of the Board and Chief Executive Officer of WRS Infrastructure and Environment, Inc., a technical services company, since March 2001. He served as a private business consultant following his retirement in January 1998, from Fluor Daniel, Inc., where he served in senior executive level positions during a 29 year career with that organization. Mr. Cox also currently serves as a director of Xanser Corporation.
(k) Mr. Kessler, elected to the Board on February 19, 1998, is also a director of Kaneb Services LLC. Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd. Mr. Kessler also currently serves as a director of Xanser Corporation.
(l) Mr. Whatley, a director of KPL since July 1989, is also a director of Kaneb Services LLC. Mr. Whatley served as Chairman of the Board of Directors of Xanser Corporation (formerly Kaneb Services, Inc.) from February 1981 until April 1989, and continues to serve as a member of the Board.
(m) Partnership Units listed are those beneficially owned by the person indicated, his spouse or children living at home and do not include Units in which the person has disclaimed any beneficial interest.


COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
----------------------------------------------

     KPL's Board of Directors does not have a compensation committee or any other committee that performs the equivalent functions. During the fiscal year ended December 31, 2001, none of KPL's officers or employees participated in the deliberations of KPL's Board of Directors concerning executive officer compensation.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE STATEMENT
-----------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires KPL's executive officers and directors, among others, to file reports of ownership and changes of ownership in the Partnership's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required by related regulations to furnish KPL with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, KPL believes that, during the year ended December 31, 2001, its officers and directors have complied with all applicable filing requirements with respect to the Partnership's equity securities.


Item 11.    Executive Compensation

     The Partnership has no executive officers, but is obligated to reimburse KPL for compensation paid to KPL's executive officers in connection with their operation of the Partnership's business.

     The following table sets forth information with respect to the aggregate compensation paid or accrued by KPL during the fiscal years 2001, 2000 and 1999, to the Chief Executive Officer and each of the other most highly compensated executive officers of KPL.

                                          SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
            Name and Principal                   ------------------------------       All Other
               Position                 Year        Salary(a)          Bonus(b)     Compensation(c)
        ------------------------       ------    --------------       ---------     ---------------
         Edward D. Doherty               2001      $  243,400          $233,333          $  8,410
           Chairman of the               2000         234,392               -0-             6,787
           Board and Chief               1999         225,375               -0-             6,249
           Executive Officer

         Leon E. Hutchens                2001         219,835               -0-             8,152
           President (retired)           2000         203,383               -0-             7,443
                                         1999         195,550            13,600             7,336

         Jimmy L. Harrison               2001         153,590               -0-             4,245
         President                       2000         128,820               -0-             2,666
                                         1999         123,720             6,800             3,844

         Ronald D. Scoggins              2001         187,313(d)        116,667             7,610
           Senior Vice President         2000         164,658(d)            -0-             6,457
                                         1999         159,441(d)            -0-             6,343


(a)  Amounts  for  2001,   2000  and  1999,   respectively,   include   deferred
     compensation for Mr. Doherty ($4,404, $6,762 and $14,720); Mr. Hutchens ($2,082, $1,608 and $8,416); and Mr. Scoggins ($11,464, $11,464 and
     $11,212).
(b)  Amounts earned in year shown and paid the following year.
(c) Represents KPL's contributions to Kaneb Services LLC's and Kaneb Services, Inc.'s Savings Investment Plans (a 401(k) plan) and the imputed value of company-paid group term life insurance.
(d) Amount for 2001 includes $37,013 in the form of 2,132 Kaneb Services LLC Common Shares. Amounts for 2000 and 1999, respectively, include, $24,058 and $24,016 in the form of Partnership Units (434 and 378) and Kaneb Services, Inc. Common Stock (1,314 and 969).


DIRECTOR'S FEES
---------------

     During 2001, each member of KPL's Board of Directors who was not also an employee of KPL or Kaneb Services LLC was paid an annual retainer of $13,750 in lieu of all attendance fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     At March 2002, KPL owned a combined 2% General Partner interest in the Partnership and KPOP and, together with its affiliates, owned Units representing an aggregate limited partner interest of approximately 25%.

     The following table sets forth information with respect to the Units owned of record or beneficially as of March 8, 2002, by all persons other than Directors and executive officers of the Company who own of record or are known by Kaneb to own beneficially more than 5% of such class of securities:

                         Name and Address                   Type of            Number           Percent
                          of Stockholder                   Ownership          of Units          of Class
                  -------------------------------          ----------        ----------        ----------
                  Wachovia Corporation (1)                 Beneficial        1,653,468            8.15%
                  One Wachovia Center
                  Charlotte, North Carolina  28288

(1)  The information included herein was obtained from information  contained in
     Schedule 13G, dated February 13, 2002, filed by the unitholder with the Securities and Exchange Commission, pursuant to the Securities Exchange Act of 1934, as amended.


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

         Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
            Independent Auditors' Report.............................................................     F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2001...................     F - 2
           Consolidated Balance Sheets - December 31, 2001 and 2000..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2001...............     F - 4
           Consolidated Statements of Partners' Capital - Three Years ended December 31, 2001........     F - 5
            Notes to Consolidated Financial Statements...............................................     F - 6

    (a)(2)  Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


    (a)(3)  List of Exhibits

3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, as revised July 23, 1998, filed as Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is hereby incorporated by reference.

10.1 ST Agreement and Plan of Merger dated December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 of the exhibits to Registrant's Current Report on Form 8-K ("Form 8-K"), dated March 16, 1993, which exhibit is hereby incorporated by reference.

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

10.5 Agreement, between and among, GATX Terminals Limited, ST Services, Ltd., ST Eastham, Ltd., GATX Terminals Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

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

10.9 Stock Purchase Agreement, dated as of November 12, 2001, by and between Kaneb Pipe Line Operating Partnership, L.P., and Statia Terminals Group NV, a public company with limited liability organized under the laws of the Netherlands Antilles, filed as Exhibit 10.1 to the exhibits to Registrant's Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by reference.

10.10 Voting and Option Agreement dated as of November 12, 2001, by and between Kaneb Pipe Line Operating Partnership, L.P., and Statia Terminals Holdings N.V., a Netherlands Antilles company and a shareholder of Statia Terminals Group NV, a Netherlands Antilles company filed as Exhibit 10.1 to the exhibits to Registrant's Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by reference.

21     List of Subsidiaries, filed herewith.

23     Consent of KPMG LLP, filed herewith.

24 Powers of Attorney (included in this report and incorporated herein by reference.)

(b)    Reports on Form 8-K

       None.

                          INDEPENDENT AUDITORS' REPORT





To the Partners of
Kaneb Pipe Line Partners, L.P.


We have audited the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") as listed in the index appearing under Item 14(a)(1). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP

Dallas, Texas
February 11, 2002

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                        -----------------------------------------------------------
                                                               2001                 2000                 1999
                                                        -----------------    -----------------    -----------------

Revenues..............................................  $   207,796,000      $    156,232,000     $     158,028,000
                                                        ---------------      ----------------     -----------------
Costs and expenses:
   Operating costs....................................       90,632,000            69,653,000            69,148,000
   Depreciation and amortization......................       23,184,000            16,253,000            15,043,000
   General and administrative.........................       11,889,000            11,881,000             9,424,000
   Gain on sale of assets.............................          -                  (1,126,000)              -
                                                          -------------         -------------        --------------
      Total costs and expenses........................      125,705,000            96,661,000            93,615,000
                                                          -------------         -------------        --------------

Operating income......................................       82,091,000            59,571,000            64,413,000

Interest and other income.............................        4,277,000               316,000               408,000
Interest expense......................................      (14,783,000)          (12,283,000)          (13,390,000)
                                                          -------------         -------------        --------------
Income before minority interest, income taxes
   and extraordinary item.............................       71,585,000            47,604,000            51,431,000

Minority interest in net income.......................         (706,000)             (467,000)             (499,000)

Income tax provision..................................         (981,000)             (943,000)           (1,496,000)
                                                          -------------         -------------        --------------

Income before extraordinary item......................       69,898,000            46,194,000            49,436,000

Extraordinary item - loss on debt
   extinguishment, net of minority
   interest and income taxes..........................       (5,757,000)              -                     -
                                                          -------------         -------------        --------------
Net income............................................       64,141,000            46,194,000            49,436,000

General partner's interest
   in net income......................................       (2,774,000)           (1,639,000)           (1,640,000)
                                                          -------------         -------------        --------------
Limited partners' interest
   in net income......................................    $  61,367,000         $  44,555,000        $   47,796,000
                                                          =============         =============        ==============
Allocation of net income per unit:
   Before extraordinary item..........................    $        3.32         $        2.43        $         2.81
   Extraordinary item.................................             (.29)              -                     -
                                                          -------------         -------------        --------------
                                                          $        3.03         $        2.43        $         2.81
                                                          =============         =============        ==============

Weighted average number of Partnership
   units outstanding..................................       20,285,090            18,310,000            16,997,500
                                                          =============         =============        ==============

                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                                -----------------------------------
                                                                                    2001                  2000
                                                                                -------------        --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................     $   7,903,000        $    4,758,000
   Accounts receivable.....................................................        24,005,000            21,091,000
   Prepaid expenses........................................................         2,721,000             5,291,000
                                                                                -------------        --------------
      Total current assets.................................................        34,629,000            31,140,000
                                                                                -------------        --------------

Property and equipment.....................................................       639,084,000           458,926,000
Less accumulated depreciation..............................................       157,810,000           137,571,000
                                                                                -------------        --------------
      Net property and equipment...........................................       481,274,000           321,355,000
                                                                                -------------        --------------

Investments in affiliates..................................................        22,252,000            22,568,000

Excess of cost over fair value of net assets of acquired business and
   other assets............................................................        10,216,000                 -
                                                                                -------------        --------------
                                                                                $ 548,371,000        $  375,063,000
                                                                                =============        ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable........................................................     $   6,541,000        $    3,706,000
   Accrued expenses........................................................         9,963,000             7,705,000
   Accrued distributions payable...........................................        16,263,000            13,372,000
   Accrued taxes, other than income taxes..................................         2,635,000             2,363,000
   Deferred terminaling fees...............................................         6,503,000             3,717,000
   Payable to general partner..............................................         4,701,000             1,889,000
                                                                                -------------        --------------
      Total current liabilities............................................        46,606,000            32,752,000
                                                                                -------------        --------------

Long-term debt.............................................................       262,624,000           166,900,000

Other liabilities and deferred taxes.......................................        18,614,000            13,676,000

Minority interest..........................................................         1,010,000               968,000

Commitments and contingencies

Partners' capital:
   Limited partners........................................................       220,336,000           161,307,000
   General partner.........................................................         1,027,000               981,000
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment............................        (1,846,000)           (1,521,000)
                                                                                -------------        --------------
      Total partners' capital..............................................       219,517,000           160,767,000
                                                                                -------------        --------------
                                                                                $ 548,371,000        $  375,063,000
                                                                                =============        ==============


                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2001                  2000                  1999
                                                          -------------         -------------        --------------
Operating activities:
   Net income ........................................    $  64,141,000         $  46,194,000        $   49,436,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization...................       23,184,000            16,253,000            15,043,000
      Minority interest...............................          706,000               467,000               499,000
      Equity in earnings of affiliates, net of
        distributions.................................           (5,000)             (154,000)           (1,072,000)
      Gain on sale of assets..........................            -                (1,126,000)                 -
      Deferred income taxes...........................          981,000               943,000             1,487,000
      Extraordinary item..............................        5,757,000                 -                      -
      Other liabilities...............................       (5,422,000)              841,000                  -
      Changes in working capital components:
        Accounts receivable...........................         (824,000)           (4,162,000)           (3,012,000)
        Prepaid expenses..............................        1,601,000              (255,000)             (995,000)
        Accounts payable and accrued expenses.........        6,512,000             1,869,000             3,028,000
        Deferred terminaling fees.....................        2,786,000               642,000              (451,000)
        Payable to general partner....................        2,812,000               478,000              (374,000)
                                                         --------------         -------------        --------------
           Net cash provided by operating activities..      102,229,000            61,990,000            63,589,000
                                                         --------------         -------------        --------------


Investing activities:
   Acquisitions of terminals, net of cash acquired....     (111,562,000)          (12,053,000)          (44,390,000)
   Capital expenditures...............................      (17,246,000)           (9,483,000)          (14,568,000)
   Proceeds from sale of assets.......................        2,807,000             1,961,000                  -
   Other, net.........................................         (111,000)             (212,000)           (2,064,000)
                                                         --------------         -------------        --------------
           Net cash used in investing activities......     (126,112,000)          (19,787,000)          (61,022,000)
                                                         --------------         -------------        --------------


Financing activities:
   Issuance of debt...................................      260,500,000            14,613,000            51,319,000
   Payments of debt...................................     (171,316,000)           (3,700,000)          (58,332,000)
   Distributions, including minority interest.........      (62,156,000)          (53,485,000)          (51,850,000)
   Changes in payable to general partner..............            -                     -                (5,000,000)
   Net proceeds from issuance of limited
      partnership units...............................            -                     -                65,574,000
                                                         --------------         -------------        --------------
           Net cash provided by (used in) financing
               activities.............................       27,028,000           (42,572,000)            1,711,000
                                                         --------------         -------------        --------------


Increase (decrease) in cash and cash equivalents......        3,145,000              (369,000)            4,278,000
Cash and cash equivalents at beginning of period......        4,758,000             5,127,000               849,000
                                                         --------------         -------------        --------------
Cash and cash equivalents at end of period............   $    7,903,000         $   4,758,000        $    5,127,000
                                                         ==============         =============        ==============


Supplemental cash flow information:
   Cash paid for interest.............................   $   14,028,000         $  12,438,000        $   12,881,000
                                                         ==============         =============        ==============
   Non-cash investing and financing activities -
      Issuance of units in connection with
      acquisition of terminals........................   $   56,488,000         $       -            $         -
                                                         ==============         =============        ==============


                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL



                                                                          Accumulated
                                                                             Other
                                                Limited        General    Comprehensive                     Comprehensive
                                               Partners      Partner (a)  Income (Loss)        Total            Income
                                            --------------   -----------  -------------   --------------   ---------------

Partners' capital at January 1, 1999.....   $  104,342,000   $ 1,046,000   $       -      $ 105,388,000

  1999 income allocation.................       47,796,000     1,640,000           -         49,436,000   $    49,436,000

  Distributions declared.................      (49,693,000)   (1,649,000)          -        (51,342,000)             -

  Issuance of units......................       65,574,000           -             -         65,574,000              -

  Foreign currency translation adjustment            -               -        (768,000)        (768,000)         (768,000)
                                            --------------   -----------   -----------   --------------   ---------------

  Comprehensive income for the year......                                                                 $    48,668,000
                                                                                                          ===============

Partners' capital at December 31, 1999...      168,019,000     1,037,000      (768,000)     168,288,000

  2000 income allocation.................       44,555,000     1,639,000           -         46,194,000   $    46,194,000

  Distributions declared.................      (51,267,000)   (1,695,000)          -        (52,962,000)             -

  Foreign currency translation adjustment            -               -        (753,000)        (753,000)         (753,000)
                                            --------------   -----------   -----------   --------------   ---------------

  Comprehensive income for the year......                                                                 $    45,441,000
                                                                                                          ===============

Partners' capital at December 31, 2000...      161,307,000       981,000    (1,521,000)     160,767,000

  2001 income allocation.................       61,367,000     2,774,000           -         64,141,000   $    64,141,000

  Distributions declared.................      (58,826,000)   (2,728,000)          -        (61,554,000)             -

  Issuance of units......................       56,488,000           -             -         56,488,000              -

  Foreign currency translation adjustment            -               -        (325,000)        (325,000)         (325,000)
                                            --------------   -----------   -----------   --------------   ---------------

  Comprehensive income for the year......                                                                 $    63,816,000
                                                                                                          ===============
Partners' capital at December 31, 2001...   $  220,336,000  $  1,027,000   $(1,846,000)  $  219,517,000
                                            ==============  ============   ===========   ==============

Limited partnership units outstanding at
  December 31, 1999 and 2000                    18,310,000            (a)         _          18,310,000

Units issued in 2001.....................        1,975,090           -            -           1,975,090
                                            --------------   -----------   -----------   --------------

Limited partnership units outstanding at
  December 31, 2001......................       20,285,090            (a)         -          20,285,090
                                            ==============   ===========   ===========   ==============


(a)    KPL owns a combined 2% interest in the Partnership as General Partner.



                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     PARTNERSHIP ORGANIZATION

       Kaneb Pipe Line Partners, L.P. (the "Partnership"), a master limited partnership, owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. Kaneb Pipe Line Company LLC ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC ("KSL"), as general partner, holds a 1% general partner interest in both the Partnership and KPOP. KPL's 1% interest in KPOP is reflected as the minority interest in the financial statements. At December 31, 2001, KPL, together with its affiliates, owned an approximate 25% interest as a limited partner and as a general partner owned a combined 2% interest.

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

       Revenue and Income Recognition

       KPOP provides pipeline transportation of refined petroleum products and liquified petroleum gases. Pipeline revenues are recognized as services are provided. The Partnership's Support Terminal Services operation ("ST Services") provides terminaling and other ancillary services. Storage fees are billed one month in advance and are reported as deferred income. Terminaling revenues are recognized in the month services are provided.

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

       Excess of Cost Over Fair Value of Net Assets of Acquired Business

       The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over a period of 20 years. The Partnership periodically evaluates the proprietary of the carrying amount of the excess of cost over fair value of net assets of the acquired business, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of the amortization period. The Partnership believes that no such impairment has occurred and that no reduction in the amortization period is warranted.

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

       Income Tax Considerations

       Income before income tax expense and extraordinary item is made up of the following components:

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2001                  2000                  1999
                                                          -------------         -------------        --------------

       Partnership operations........................     $  66,413,000         $  43,071,000        $   46,242,000
       Corporate operations:
            Domestic.................................           477,000               510,000               501,000
            Foreign..................................         3,989,000             3,556,000             4,189,000
                                                          -------------         -------------        --------------
                                                          $  70,879,000         $  47,137,000        $   50,932,000
                                                          =============         =============        ==============

       Partnership operations are not subject to Federal or state income taxes. However, certain operations of ST Services are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 2001, 2000 and 1999 primarily consists of deferred U.S. and foreign income taxes of $1.0 million, $0.9 million and $1.5 million, respectively. The net deferred tax liability of $6.1 million and $5.9 million at December 31, 2001 and 2000, respectively, consists of deferred tax liabilities of $12.5 million and $12.0 million, respectively, and deferred tax assets of $6.4 million and $6.1 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating losses. The U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $20.7 million which expire in years 2008 through 2021. Additionally, the Partnership's foreign operations have net operating loss carryforwards for tax purposes totaling approximately $2.7 million which do not have an expiration date.

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

       Cash Distributions

       The Partnership makes quarterly distributions of 100% of its available cash, as defined in the Partnership agreement, to holders of limited partnership units and KPL. Available cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. Distributions of $2.90, $2.80 and $2.80 per unit were declared in 2001, 2000 and 1999, respectively.

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

       In March of 2001, a wholly-owned subsidiary of the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts were included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million.

       Change in Presentation

       Certain prior year financial statement items have been reclassified to conform with the 2001 presentation.

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

       Recent Accounting Pronouncements

       In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination. The Partnership is currently assessing the impact of SFAS No. 141 on its financial statements.

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

       On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Partnership is currently assessing the impact on its financial statements.


3.     ACQUISITIONS

       On January 3, 2001, the Partnership, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a $275 million unsecured revolving credit agreement with a group of banks (see Note 5). The acquisition has been accounted for using the purchase method of accounting. Assuming the acquisition occurred at January 1, 2000, unaudited pro forma 2000 revenues, net income and net income per unit would be $189.6 million, $49.2 million and $2.34, respectively.

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


4.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is summarized as follows:

                                                        Estimated
                                                         Useful                            December 31,
                                                          Life                -------------------------------------
                                                         (Years)                    2001                  2000
                                                     --------------           ---------------        --------------

       Land......................................           -                 $    43,005,000        $   23,360,000
       Buildings.................................          35                      10,834,000             9,144,000
       Furniture and fixtures....................          16                       3,900,000             3,445,000
       Transportation equipment..................           6                       5,092,000             4,469,000
       Machinery and equipment...................        20 - 40                   32,750,000            32,996,000
       Pipeline and terminaling equipment........        20 - 40                  534,292,000           378,123,000
       Construction work-in-progress.............           -                       9,211,000             7,389,000
                                                                              ---------------        --------------
       Total property and equipment..............                                 639,084,000           458,926,000
         Less accumulated depreciation...........                                 157,810,000           137,571,000
                                                                              ---------------        --------------
       Net property and equipment................                             $   481,274,000        $  321,355,000
                                                                              ===============        ==============

5.     LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2001                  2000
                                                                              ---------------        --------------
       $275 million revolving credit facility, due in December 2003...        $   238,900,000        $        -
       Term loan, due in December 2003................................             23,724,000            23,900,000
       First mortgage notes, repaid in January 2001...................                  -               128,000,000
       $25 million revolving credit facility, repaid in January 2001..                  -                15,000,000
                                                                              ---------------        --------------
       Total long-term debt...........................................        $   262,624,000        $  166,900,000
                                                                              ===============        ==============


       In December 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The facility bears interest at variable interest rates and has a variable commitment fee on the unutilized amounts. The credit facility contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. In January 2001, proceeds from the facility were used to repay in full the Partnership's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, the Partnership incurred $6.5 million in prepayment penalties which, before minority interest and income taxes, was recognized as an extraordinary expense in the first quarter of 2001. At December 31, 2001, $238.9 million was drawn on the facility at an interest rate of 2.69%, which is due in December of 2003.

       In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million in term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from the public unit offering. The remaining portion ($23.7 million at December 31, 2001), with a fixed rate of 7.25%, is due in December 2003. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants.


6.     COMMITMENTS AND CONTINGENCIES

       The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2001:

       Year ending December 31:
            2002......................................    $   2,664,000
            2003......................................        2,433,000
            2004......................................        1,979,000
            2005......................................        1,411,000
            2006......................................        1,383,000
                                                          -------------
            Total minimum lease payments..............    $   9,870,000
                                                          =============

       Total rent expense under operating leases amounted to $4.2 million, $3.1 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

       The operations of the Partnership are subject to Federal, state and local laws and regulations in the United States and the United Kingdom relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $13.5 million at December 31, 2001, including $12.8 million related to acquisitions of pipelines and terminals. During 2001 and 2000, respectively, the Partnership incurred $5.2 million and $2.3 million of costs related to such acquisition reserves and reduced the liability accordingly.

       KPL has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (the date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations.

       In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period ending in December 2002. No amount was payable under the earn-out provision in 1999, 2000 or 2001.

       Certain subsidiaries of the Partnership were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned not later than 1976, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

       At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and (2) the pipeline was abandoned before 1978 -- 15 years before the Partnership's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by the Partnership's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both the Partnership's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgement finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

       On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, the Partnership's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

       The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the Partnership's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

       By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects  to  incur  future  costs  exceeding  an  additional  $22  million,  for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs.

       On April 7,  2000,  a fuel oil  pipeline  in  Maryland  owned by  Potomac
Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. The Partnership and PEPCO have not, however, reached a final agreement regarding our proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. The Partnership cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect the Partnership's financial condition.

       As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted preliminary approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement will be sent to putative class members and putative class members have until March 26, 2002 to opt out. ST Services or PEPCO can void the settlement if too many putative class members opt out and elect to pursue separate litigation. A hearing on final settlement will be held on April 15, 2002. If the settlement is finally approved, this litigation should be concluded in 2002. It is expected that most class members will elect to participate in the class settlement, but it is possible that even if the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While the Partnership cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on our financial condition.

       PEPCO and ST Services have agreed with the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. The Partnership believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect the Partnership's financial condition.

       The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the DOT in late 2001, and ST Services anticipates that the DOT will rule during the first quarter of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but the Partnership believes that this matter will not have a material adverse effect on its financial condition.

       The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.

7.     RELATED PARTY TRANSACTIONS

       The Partnership has no employees and is managed and controlled by KPL. KPL and KSL are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $18.1 million, $17.8 million and $14.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, include compensation and benefits paid to officers and employees of KPL and KSL, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $14.3 million, $12.3 million and $11.6 million of compensation and benefits, paid to officers and employees of KPL and KSL for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Partnership paid $0.5 million in 2001 and $0.2 million in 2000 and 1999 for an allocable portion of KPL's overhead expenses. At December 31, 2001 and 2000, the Partnership owed KPL and KSL $4.7 million and $1.9 million, respectively, for these expenses which are due under normal invoice terms.

8.     BUSINESS SEGMENT DATA

       The Partnership conducts business through two principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, and the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids.

       The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment.


                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                      2001               2000                1999
                                                                ----------------    ---------------     --------------
       Business segment revenues:
         Pipeline operations..................................  $     74,976,000    $    70,685,000     $   67,607,000
         Terminaling operations...............................       132,820,000         85,547,000         90,421,000
                                                                ----------------    ---------------     --------------
                                                                $    207,796,000    $   156,232,000     $  158,028,000
                                                                ================    ===============     ==============
       Business segment profit:
         Pipeline operations..................................  $     36,773,000    $    36,213,000     $   35,836,000
         Terminaling operations...............................        45,318,000         23,358,000         28,577,000
                                                                ----------------    ---------------     --------------
            Operating income..................................        82,091,000         59,571,000         64,413,000
         Interest expense.....................................       (14,783,000)       (12,283,000)       (13,390,000)
         Interest and other income ...........................         4,277,000            316,000            408,000
                                                                ----------------    ---------------     --------------
            Income before minority interest,
              income taxes and extraordinary item.............  $     71,585,000    $    47,604,000     $   51,431,000
                                                                ================    ===============     ==============

       Business segment assets:
         Depreciation and amortization:
            Pipeline operations...............................  $      5,478,000    $     5,180,000     $    5,090,000
            Terminaling operations............................        17,706,000         11,073,000          9,953,000
                                                                ----------------    ---------------     --------------
                                                                $     23,184,000    $    16,253,000     $   15,043,000
                                                                ================    ===============     ==============

       Capital expenditures (excluding acquisitions):
         Pipeline operations..................................  $      4,309,000    $     3,439,000     $    3,547,000
         Terminaling operations...............................        12,937,000          6,044,000         11,021,000
                                                                ----------------    ---------------     --------------
                                                                $     17,246,000    $     9,483,000     $   14,568,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                      2001                2000               1999
                                                                ----------------    ---------------     --------------
       Total assets:
         Pipeline operations..................................  $    105,156,000    $   102,656,000     $  104,774,000
         Terminaling operations...............................       443,215,000        272,407,000        261,179,000
                                                                ----------------    ---------------     --------------
                                                                $    548,371,000    $   375,063,000     $  365,953,000
                                                                ================    ===============     ==============


       The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                      2001                2000              1999
                                                                ----------------    ---------------     --------------
       Geographical area revenues:
         United States........................................  $    186,734,000    $   136,729,000     $  136,197,000
         United Kingdom.......................................        21,062,000         19,503,000         21,831,000
                                                                ----------------    ---------------     --------------
                                                                $    207,796,000    $   156,232,000     $  158,028,000
                                                                ================    ===============     ==============
       Geographical area operating income:
         United States........................................  $     76,575,000    $    55,122,000     $   58,539,000
         United Kingdom.......................................         5,516,000          4,449,000          5,874,000
                                                                ----------------    ---------------     --------------
                                                                $     82,091,000    $    59,571,000     $   64,413,000
                                                                ================    ===============     ==============

       Geographical area net property and equipment:
         United States........................................  $    440,104,000    $   282,685,000     $  275,178,000
         United Kingdom.......................................        41,170,000         38,670,000         41,705,000
                                                                ----------------    ---------------     --------------
                                                                $    481,274,000    $   321,355,000     $  316,883,000
                                                                ================    ===============     ==============


9.     FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of debt as of December 31, 2001 and 2000 was approximately $263 million and $174 million, as compared to the carrying value of $263 million and $167 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Partnership has no derivative financial instruments.

       The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 2001. No customer constituted 10 percent or more of consolidated revenues in 2001, 2000 and 1999.


10.    QUARTERLY FINANCIAL DATA (unaudited)

       Quarterly operating results for 2001 and 2000 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,         September 30,        December 31,
                                            ----------------    ----------------    ---------------     --------------
       2001:
       Revenues.......................      $     48,069,000    $     52,952,000    $    53,403,000     $   53,372,000
                                            ================    ================    ===============     ==============

       Operating income...............      $     18,335,000    $     21,871,000    $    22,076,000     $   19,809,000
                                            ================    ================    ===============     ==============

       Net income.....................      $      8,189,000(a) $     20,933,000(b) $    18,338,000     $   16,681,000
                                            ================    ================    ===============     ==============

       Allocation of net income
         per unit.....................      $            .38    $           1.01    $           .86     $          .78
                                            ================    ================    ===============     ==============

       2000:
       Revenues.......................      $     36,680,000    $     38,438,000    $    41,051,000     $   40,063,000
                                            ================    ================    ===============     ==============

       Operating income...............      $     12,922,000    $     14,959,000    $    17,466,000     $   14,224,000
                                            ================    ================    ===============     ==============

       Net income.....................      $      9,567,000    $     11,882,000    $    14,119,000     $   10,626,000 (c)
                                            ================    ================    ===============     ==============
       Allocation of net income
         per unit.....................      $            .50    $            .63    $           .75     $          .55
                                            ================    ================    ===============     ==============

(a) Includes extraordinary item - loss on debt extinguishment, net of minority interest and income taxes, of approximately $5.8 million and gain on interest rate lock transaction of approximately $0.6 million.
(b)    Includes gain on interest rate lock  transaction  of  approximately  $3.2 million.
(c)    Includes approximately $1.9 million of accrued litigation costs.


11.    SUBSEQUENT EVENTS (unaudited)

       In  January  of  2002,  the  Partnership   issued  1.25  million  limited
partnership units in a public offering at $41.65 per Unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's $275 million revolving credit facility.

       In February 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the $188.9 million outstanding under the $275 million revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

       On February 28, 2002, the Partnership acquired Statia for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's $275 million revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. On March 1, 2002, the Partnership announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by the Partnership's $275 million revolving credit facility.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Pipe Line Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KANEB PIPE LINE PARTNERS, L.P.

                                        By:      Kaneb Pipe Line Company LLC
                                                 General Partner

                                        By:       EDWARD D. DOHERTY
                                           -------------------------------------
                                           Chairman of the Board and
                                           Chief  Executive Officer
                                           Date: March 15, 2002


                               POWERS OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Edward D. Doherty and Howard C. Wadsworth his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same and all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company LLC and on the date indicated.

      Signature                                                       Title                      Date
----------------------------------------                   ------------------------------    --------------
Principal Executive Officer
        EDWARD D. DOHERTY                                  Chairman of the Board             March 15, 2002
----------------------------------------                      and Chief Executive Officer

Principal Accounting Officer
         HOWARD C. WADSWORTH                               Vice President                    March 15, 2002
----------------------------------------                      Treasurer & Secretary

Directors

             SANGWOO AHN                                       Director                      March 15, 2002
----------------------------------------

           JOHN R. BARNES                                      Director                      March 15, 2002
----------------------------------------

           MURRAY R. BILES                                     Director                      March 15, 2002
----------------------------------------

         FRANK M. BURKE, JR.                                   Director                      March 15, 2002
----------------------------------------

           CHARLES R. COX                                      Director                      March 15, 2002
----------------------------------------

            HANS KESSLER                                       Director                      March 15, 2002
----------------------------------------

          JAMES R. WHATLEY                                     Director                      March 15, 2002
----------------------------------------

