Form 10-Q
period 2002-06-30
KANEB PIPE LINE PARTNERS L P
filed 2002-08-13
CIK 853890

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

   Number of Units of the Registrant outstanding at July 31, 2002: 23,100,090


--------------------------------------------------------------------------------

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Six Months Ended
            June 30, 2002 and 2001                                         1

         Condensed Consolidated Balance Sheets - June 30, 2002
            and December 31, 2001                                          2

         Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2002 and 2001                            3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        18

                           Part II. Other Information

Item 1.  Legal Proceedings                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2002           2001            2002           2001
                                                       --------------  -------------  -------------  --------------

Revenues:
    Services                                           $       73,674  $      52,952  $     132,762  $      101,021
    Products                                                   27,028           -            35,582           -
                                                       --------------  -------------  -------------  --------------
       Total revenues                                         100,702         52,952        168,344         101,021
                                                       --------------  -------------  -------------  --------------

Costs and expenses:
    Cost of products sold                                      25,103           -            32,932           -
    Operating costs                                            32,624         22,282         57,763          43,937
     Depreciation and amortization                              9,993          5,951         17,106          11,702
     General and administrative                                 5,226          2,848          9,562           5,176
                                                       --------------  -------------  -------------  --------------
       Total costs and expenses                                72,946         31,081        117,363          60,815
                                                       --------------  -------------  -------------  --------------
          Operating income                                     27,756         21,871         50,981          40,206

Interest and other income                                         110          3,388            181           4,096
Interest expense                                               (7,653)        (4,043)       (12,930)         (8,764)
                                                       --------------  -------------  -------------  --------------
Income before minority interest, income
    taxes and extraordinary item                               20,213         21,216         38,232          35,538
Minority interest                                                (191)          (211)          (367)           (352)
Income tax provision                                           (1,123)           (72)        (1,571)           (307)
                                                       --------------  -------------  -------------  --------------
Income before extraordinary item                               18,899         20,933         36,294          34,879
Extraordinary item - loss on debt
    extinguishment, net of minority
    interest and income taxes                                  (1,937)          -            (2,090)         (5,757)
                                                       --------------  -------------  -------------  --------------
       Net income                                              16,962         20,933         34,204          29,122

General partner's interest in net income                       (1,389)          (536)        (2,698)           (944)
                                                       --------------  -------------  -------------  --------------
Limited partners' interest in net income               $       15,573  $      20,397  $      31,506  $       28,178
                                                       ==============  =============  =============  ==============

Allocation of net income per unit:
    Before extraordinary item                          $          .78   $        1.01  $        1.54  $        1.68
    Extraordinary item                                           (.08)           -              (.09)          (.29)
                                                       --------------   -------------  -------------  -------------
                                                       $          .70   $        1.01  $        1.45  $        1.39
                                                       ==============   =============  =============  =============
Weighted average number of limited
   partnership units outstanding                               22,292          20,285         21,798         20,285
                                                       ==============   =============  =============  =============



                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,                December 31,
                                                                                2002                     2001
                                                                           -------------            ---------------
                                                                             (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                                             $      73,261             $        7,903
     Accounts receivable                                                          31,411                     24,005
     Prepaid expenses and other                                                    9,053                      2,721
                                                                           -------------             --------------
         Total current assets                                                    113,725                     34,629
                                                                           -------------             --------------

Property and equipment                                                           965,505                    639,084
Less accumulated depreciation                                                    174,809                    157,810
                                                                           -------------             --------------
     Net property and equipment                                                  790,696                    481,274
                                                                           -------------             --------------

Investments in affiliates                                                         21,717                     22,252

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                          13,132                     10,216
                                                                           -------------              -------------
                                                                           $     939,270             $      548,371
                                                                           =============             ==============

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                       $      11,715             $        6,541
    Accrued expenses                                                              37,159                     19,101
     Accrued distributions payable                                                19,840                     16,263
     Payable to general partner                                                    4,466                      4,701
                                                                           -------------             --------------
         Total current liabilities                                                73,180                     46,606
                                                                           -------------             --------------
Long-term debt                                                                   517,894                    262,624

Other liabilities and deferred taxes                                              22,034                     18,614

Minority interest                                                                  1,001                      1,010

Commitments and contingencies

Partners' capital                                                                325,161                    219,517
                                                                           -------------             --------------
                                                                           $     939,270             $      548,371
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                           ----------------------------------------
                                                                                2002                      2001
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      34,204             $       29,122
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              17,106                     11,702
       Minority interest                                                             367                        352
       Equity in earnings of affiliates, net of distributions                        375                      1,639
       Deferred income taxes                                                       1,196                        307
       Extraordinary item                                                          2,090                      5,757
       Changes in working capital components                                     (10,076)                     4,385
                                                                           -------------             --------------
         Net cash provided by operating activities                                45,262                     53,264
                                                                           -------------             --------------

Investing activities:
   Acquisitions, net of cash acquired                                           (181,682)                  (106,810)
   Capital expenditures                                                          (14,218)                    (6,196)
   Proceeds from sale of assets                                                     -                         2,807
   Other, net                                                                       (363)                       (71)
                                                                           -------------             --------------
         Net cash used in investing activities                                  (196,263)                  (110,270)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              496,087                    257,500
   Payments of debt                                                             (353,759)                  (154,314)
   Distributions, including minority interest                                    (34,759)                   (29,630)
   Net proceeds from issuance of limited
     partnership units                                                           108,790                      -
                                                                           -------------             --------------
         Net cash provided by financing activities                               216,359                     73,556
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             65,358                     16,550
Cash and cash equivalents at beginning of period                                   7,903                      4,758
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      73,261             $       21,308
                                                                           =============             ==============

Supplemental cash flow information:
   Cash paid for interest                                                  $       8,446             $        7,781
                                                                           =============             ==============
   Non-cash investing and financing activities -
     Issuance of units for acquisition of terminals                        $        -                $       56,488
                                                                           =============             ==============


                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and six month periods ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at June 30, 2002 and the consolidated results of their operations and cash flows for the periods ended June 30, 2002 and 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

     On February 28, 2002, the Partnership acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. Assuming the acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income and net income per unit would have been $193.0 million, $33.3 million and $1.39, respectively, for the six months ended June 30, 2002. Unaudited pro forma revenues, net income and net income per unit would have been $106.8 million, $22.1 million and $1.00, respectively for the three months ended June 30, 2001 and $205.1 million, $31.2 million and $1.40, respectively, for the six months ended June 30, 2001.

     In connection with the acquisition of Statia, the Partnership is in the process of finalizing and implementing a plan to integrate Statia's businesses with the Partnership's existing operations. The plan, when finalized, is expected to provide for the termination and relocation of certain administrative and operating employees and activities. Costs associated with implementation, which will be recorded in the final allocation of the Statia purchase price, will include employee termination benefits, relocation costs and lease costs. The plan is expected to be finalized and implemented by December 31, 2002.

     On April 5, 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million, net of minority interest, was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, the Partnership issued 1,565,000 limited Partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. The offering proceeds are expected to be used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement upon maturity of the interest rate periods currently selected.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Net income                                      $    16,962     $    20,933        $    34,204     $    29,122
     Foreign currency translation
        adjustment                                         1,035            (163)               627            (858)
                                                     -----------     -----------        -----------     -----------
     Comprehensive income                            $    17,997     $    20,770        $    34,831     $    28,264
                                                     ===========     ===========        ===========     ===========


4.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its Partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.79 per unit for the first quarter of 2002 was paid on May 15, 2002. A cash distribution of $0.79 per unit for the second quarter of 2002 was declared to holders of record on July 31, 2002 and will be paid on August 14, 2002.


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

     At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and (2) the pipeline was abandoned before 1978 -- 15 years before the Partnership's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by the Partnership's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both the Partnership's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgment finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

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

     By letter  dated July 26, 2001,  the United  States  Department  of Justice
     ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on two occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. ST Services and the Government have also exchanged further correspondence related to the Government's claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. Those electing not to participate in the settlement include 23 plaintiffs in a lawsuit in Maryland state court who allege damage to their property from the oil spill, as well as a small number of other individuals who have not filed lawsuits and whose intentions are currently unknown to ST Services. ST Services' insurance carrier has assumed the defense of the sole continuing action and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While the Partnership cannot predict the amount, if any, of any liability it may have in the continuing action or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services have agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. The assessment process is substantially complete and ST Services anticipates that the federal government and the state of Maryland will conclude that a total of approximately $2.7 million of compensable natural resource damages occurred as a result of the oil spill. ST Services has no agreement at this time with the federal government or the State of Maryland, nor with PEPCO, concerning payment for natural resource damages or restoration of damaged resources. The Partnership believes that both the assessment costs and such damages are covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001, and ST Services anticipates that the DOT will rule during the third quarter of 2002.

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim has been reached in principle under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO has also reached a settlement of these claims with MDE. Accordingly, the Partnership believes that this matter will not have a material adverse effect on its financial condition.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


6.   BUSINESS SEGMENT DATA

     The Partnership conducts business through three principal segments; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, the "Terminaling Operations," which provides storage for petroleum products, specialty chemicals and other liquids, and the "Product Sales Operations", which delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests.

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Business segment revenues:
       Pipeline operations                           $    19,322     $    18,791        $    36,948     $    34,960
       Terminaling operations                             54,352          34,161             95,814          66,061
       Product sales operations                           27,028            -                35,582            -
                                                     -----------     -----------        -----------     -----------
                                                     $   100,702     $    52,952        $   168,344     $   101,021
                                                     ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                           $     9,483     $     9,545        $    17,934     $    16,813
       Terminaling operations                             17,848          12,326             32,484          23,393
       Product sales operations                              425            -                   563            -
                                                     -----------     -----------        -----------     -----------
         Operating income                                 27,756          21,871             50,981          40,206
       Interest and other income                             110           3,388                181           4,096
       Interest expense                                   (7,653)         (4,043)           (12,930)         (8,764)
                                                     -----------     -----------        -----------     -----------
         Income before minority interest,
           income taxes and extraordinary
           item                                      $    20,213     $    21,216        $    38,232     $    35,538
                                                     ===========     ===========        ===========     ===========

                                                                                          June 30,     December 31,
                                                                                            2002           2001
                                                                                        -----------     -----------
                                                                                              (in thousands)

     Total assets:
        Pipeline operations                                                             $    163,463    $    105,156
        Terminaling operations                                                               764,394         443,215
        Product sales operations                                                              11,413           -
                                                                                        ------------    ------------
                                                                                        $    939,270    $    548,371
                                                                                        ============    ============



7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of June 30, 2002, the Partnership had no intangible assets subject to amortization under SFAS No.
     142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Partnership in the second quarter of 2002, the Partnership determined that the implied fair value of its goodwill exceeded carrying value, and therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Partnership for the three and six months ended June 30, 2001 was not material.

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

     Operating Results:

     Pipeline Operations
                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    19,322     $    18,791        $    36,948     $    34,960
     Operating costs                                       7,615           7,105             14,091          13,908
     Depreciation and amortization                         1,374           1,314              2,747           2,613
     General and administrative                              850             827              2,176           1,626
                                                     -----------     -----------        -----------     -----------
         Operating income                            $     9,483     $     9,545        $    17,934     $    16,813
                                                     ===========     ===========        ===========     ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and six month periods ended June 30, 2002, revenues increased by 3% and 6%, respectively, compared to the same 2001 periods, due to increases in short-haul volumes shipped and increases in tarrif rates. Barrel miles totaled 4.6 billion and 4.8 billion for the three months ended June 30, 2002 and 2001, respectively, and 8.8 billion and 8.9 billion for the six months ended June 30, 2002 and 2001, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $0.5 million and $0.2 million for the three and six month periods ended June 30, 2002, respectively, when compared to 2001, due primarily to second quarter 2002 expenditures for routine repairs and maintenance. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, remained relatively flat for the three month period ended June 30, 2002, and increased by $0.6 million for the six months ended June 30, 2002, due to first quarter 2002 increases in professional services and personnel related costs.

     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    54,352     $    34,161        $    95,814     $    66,061
     Operating costs                                      24,070          15,177             42,388          30,029
     Depreciation and amortization                         8,412           4,637             14,085           9,089
     General and administrative                            4,022           2,021              6,857           3,550
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    17,848     $    12,326        $    32,484     $    23,393
                                                     ===========     ===========        ===========     ===========

     Terminaling revenues increased by $20.2 million and $29.8 million, respectively, for the three and six month periods ended June 30, 2002, compared to the same 2001 periods due to the Statia acquisition and overall increases in utilization at existing locations. Average annual tankage utilized for the three and six month periods ended June 30, 2002 increased to 49.1 million and 44.0 million barrels, up from 30.2 million and 30.1 million barrels for the comparable prior year periods. For the three and six month periods ended June 30, 2002, average annualized revenues per barrel of tankage utilized decreased to $4.44 and $4.39 per barrel, compared to $4.54 and $4.42 per barrel for the same prior year period, due to the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals.

     For the three and six month periods ended June 30, 2002, operating costs increased by $8.9 million and $12.4 million, respectively, when compared to the same 2001 periods, the result of the Statia acquisition and increases in volumes stored. General and administrative costs for the three and six month periods ended June 30, 2002, increased by $2.0 million and $3.3 million, when compared to the same 2001 periods due to the Statia acquisition.

     Product Sales Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    27,028     $      -           $    35,582     $      -
     Cost of products sold                                25,103            -                32,932            -
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     1,925     $      -           $     2,650     $      -
                                                     ===========     ===========        ===========     ===========
     Operating income                                $       425     $      -           $       563     $      -
                                                     ===========     ===========        ===========     ===========

     The product sales business, which was acquired with Statia on February 28, 2002 (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. For the three months ended June 30, 2002, product sales revenues, gross margin and operating income were $27.0 million, $1.9 million and $0.4 million, respectively. For the six months ended June 30, 2002, product sales revenues, gross margin and operating income were $35.6 million, $2.7 million and $0.6 million, respectively.


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


     Interest Expense

     For the three and six months ended June 30, 2002, interest expense increased by $3.6 million and $4.2 million, respectively, compared to the same 2001 periods, due to increases in debt resulting from the Statia acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in variable interest rates.


     Income Tax Provision

     Income tax provision for the three and six months ended June 30, 2002 includes $0.7 million and $0.8 million, respectively, in income tax expense relating to separate taxable wholly-owned corporate subsidiaries acquired with Statia (see "Liquidity and Capital Resources").


     Liquidity and Capital Resources

     During the first six months of 2002, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $45.3 million and $53.3 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by operations for the six months ended June 30, 2002, compared to the same 2001 period, was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements. Capital expenditures (excluding acquisitions) were $14.2 million for the six months ended June 30, 2002, compared to $6.2 million during the same 2001 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $20 million to $25 million (excluding acquisitions) for the year ending December 31, 2002.

     The Partnership has a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and, absent an event of default, the covenants do not restrict distributions to unitholders. At June 30, 2002, $243.0 million was drawn on the facility, at an interest rate of 3.12%.

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

     On April 5, 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million, net of minority interest, was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, the Partnership issued 1,565,000 limited Partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. The offering proceeds are expected to be used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement upon maturity of the interest rate periods currently selected.

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its Partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.79 per unit for the first quarter of 2002 was paid on May 15, 2002. A cash distribution of $0.79 per unit for the second quarter of 2002 was declared to holders of record on July 31, 2002 and will be paid on August 14, 2002.

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

     Recent Accounting Pronouncements

     The FASB has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, which must be adopted by the first quarter of 2003, early extinguishment of debt is now considered a risk management strategy, with resulting gains and losses no longer classified an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Upon adoption, companies must reclassify prior items that do not meet the new extraordinary item classification criteria as a component of operating income. Had the provisions of SFAS No. 145 been applied at June 30, 2002, the extraordinary items (before minority interest and income taxes) recorded for the three and six month periods ended June 30, 2002 and 2001, respectively, would be reclassified as components of operating income. Adoption of SFAS No. 145 will have no effect on the net income of the Partnership.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The Partnership is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES



--------------------------------------------------------------------------------


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $243.0 million at June 30, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $2.4 million.


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


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed May 9, 2002.

          Current Report on Form 8-K, filed May 16, 2002.



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                         KANEB PIPE LINE PARTNERS, L.P.
                                         (Registrant)
                                         By  KANEB PIPE LINE COMPANY LLC
                                             (Managing General Partner)


Date:  August 13, 2002                          //s//
                                         --------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary




                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership") hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:    August 13, 2002.


                                                   //s//
                                         ---------------------------------------
                                         Edward D. Doherty
                                         Chief Executive Officer



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership") hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:    August 13, 2002.


                                                   //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)