Form 10-K
period 2002-12-31
KANEB PIPE LINE PARTNERS L P
filed 2003-03-31
CIK 853890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                                         OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10311

                         KANEB PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its Charter)

      Delaware                                                   75-2287571
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
    Richardson, Texas                                          75080
----------------------------------                    --------------------------
(Address of principal executive offices)                     (zip code)

       Registrant's telephone number, including area code: (972) 699-4062

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
    Title of each class                                  on which registered
-------------------------------------------           --------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. Yes   No X

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X   No

     Aggregate market value of the voting Units held by non-affiliates of the registrant: $671,359,557. This figure is estimated as of June 28, 2002, at which date the closing price of the Registrant's Units on the New York Stock Exchange was $37.68 per Unit and assumes that only the General Partner of the Registrant (the "General Partner"), officers and directors of the General Partner and its parent and wholly owned subsidiaries of the General Partner and its parent were affiliates.

     Number  of  Units  of  the  Registrant   outstanding  at  March  21,  2003:
28,195,090.

                                     PART I


Item 1. Business


GENERAL

     Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the refined petroleum products and anhydrous ammonia pipeline business and the terminaling of petroleum products and specialty liquids. The Partnership was formed in September 1989 to acquire, own and operate the pipeline system and operations that had been previously conducted by Kaneb Pipe Line Company LLC, a Delaware limited liability company ("KPL"), since 1953. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership ("KPOP"). The Partnership's pipeline operations are conducted through KPOP, of which the Partnership is the sole limited partner and KPL is the sole general partner. The terminaling business of the Partnership is conducted through 1) Support Terminals Operating Partnership, L.P. ("STOP"), and its affiliated partnerships and corporate entities, which operate under the trade names "ST Services" and "StanTrans," among others; and 2) Statia Terminals International N.V. and its subsidiary entities ("Statia"). KPL is a wholly-owned subsidiary of Kaneb Services LLC, a Delaware limited liability company ("KSL") (NYSE: KSL).


PIPELINE BUSINESS

Introduction

     The Partnership's pipeline business consists primarily of the transportation of refined petroleum products as a common carrier in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. On December 24, 2002, the Partnership acquired the Northern Great Plains Product System from Tesoro Refining and Marketing Company for approximately $100 million. This product pipeline system is now referred to as the Partnership's North Pipeline. On November 1, 2002, the Partnership acquired a 2,000 mile anhydrous ammonia pipeline from Koch Pipeline Company, LP and Koch Fertilizer Storage and Terminal Company for approximately $139 million. The Partnership's three refined petroleum products pipelines and the anhydrous ammonia pipeline are described below.

East Pipeline

     Construction of the East Pipeline commenced in the 1950s with a line from southern Kansas to Geneva, Nebraska. During subsequent years, the East Pipeline was extended northward to its present terminus at Jamestown, North Dakota, west to North Platte, Nebraska and east into the State of Iowa. The East Pipeline, which moves refined products from south to north, now consists of 2,090 miles of pipeline ranging in size from 6 inches to 16 inches.

     The East Pipeline system also consists of 17 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 23 product tanks with total storage capacity of approximately 1,118,393 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory.

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

     Most of the refined petroleum products delivered through the East Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. Government agricultural policies and crop prices also affect the agricultural sector. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

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

West Pipeline

     KPOP acquired the West Pipeline in February 1995, increasing the Partnership's pipeline business in South Dakota and expanding it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of pipeline in Wyoming, Colorado and South Dakota, four truck-loading terminals and numerous pump stations situated along the system. The system's four product terminals have a total storage capacity of over 1.7 million barrels.

     The West Pipeline originates near Casper, Wyoming, where it serves as a connecting point with Sinclair's Little America Refinery and the Seminoe Pipeline that transports product from Billings, Montana area refineries. At Douglas, Wyoming, a 6 inch pipeline branches off to serve the Partnership's Rapid City, South Dakota terminal approximately 190 miles away. The 6 inch pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border. From Douglas, the Partnership's 8 inch pipeline continues southward through a delivery point at the Burlington Northern junction to terminals at Cheyenne, Wyoming, the Denver metropolitan area and Fountain, Colorado.

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

North Pipeline

     The North Pipeline, acquired in December 2002, runs from west to east approximately 440 miles from its origin at the Tesoro Refining and Marketing Company's Mandan, North Dakota refinery to the Minneapolis, Minnesota area. It has four product terminals, one in North Dakota and three in Minnesota, with a total tankage capacity of 1.3 million barrels. The North Pipeline crosses the Partnership's East Pipeline near Jamestown, North Dakota and the two pipelines will be connected at that location in the near future. The North Pipeline is presently supplied exclusively by the Mandan refinery. Once connected to the East Pipeline, it will be capable of delivering or receiving products to or from the East Pipeline.

Ammonia Pipeline

     On November 1, 2002, the Partnership acquired the anhydrous ammonia pipeline (the "Ammonia Pipeline") from two Koch companies. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. Other uses are as a component of various types of dry fertilizer as well as use as a cleaning agent in power plant scrubbers. The 2,000 mile pipeline originates in the Louisiana delta area where it has access to three marine terminals. It moves north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits going east into Illinois and Indiana, and the other branch continues north into Iowa and then turning west into Nebraska. The Partnership acquired a storage and loading terminal near Hermann, Missouri but it was leased back to Koch Nitrogen. The administrative headquarters for the Ammonia Pipeline is located in Hermann, Missouri. The Ammonia Pipeline is connected to twenty-two other non-Partnership owned terminals and also has several industrial delivery locations. Product is primarily supplied to the pipeline from plants in Louisiana and foreign-source product through the marine terminals.

Other Systems

     The Partnership also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2002, these three systems combined transported a total of 3.5 million barrels of diesel fuel, representing an aggregate of $1.0 million in revenues.

Pipelines Products and Activities

     The revenues for the East Pipeline, West Pipeline, North Pipeline, Ammonia Pipeline and Other Pipelines (collectively, the "Pipelines") are based upon volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated, but does not include any information on the Ammonia Pipeline and North Pipeline systems which were acquired on November 1 and December 24, 2002, respectively:

                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2002             2001              2000             1999              1998
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................          89,780            92,116            89,192           85,356            77,965
Barrel miles (2)............          18,275            18,567            17,843           18,440            17,007
Revenues (3)................         $78,240           $74,976           $70,685          $67,607           $63,421

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

     The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2002             2001              2000             1999              1998
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          45,106            46,268            44,215           41,472            37,983
Diesel and fuel oil.........          40,450            42,354            41,087           40,435            36,237
Propane.....................           4,224             3,494             3,890            3,449             3,745
                               -------------     -------------    --------------    -------------    --------------
Total.......................          89,780            92,116            89,192           85,356            77,965
                               =============     =============    ==============    =============    ==============

     Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered. Demand on the North Pipeline is anticipated to reflect the same agricultural nature as the East Pipeline except for the Minneapolis area terminal which should be more like the Denver metropolitan area demand.

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

     The Partnership uses state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters and from the Roseville, Minnesota terminal for the North Pipeline. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters or Roseville personnel upon deviations from normal operations that requires attention.

Pipeline Operations

     For pipeline operations, integrity management and public safety, the East Pipeline, the West Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission ("FERC"), the Surface Transportation Board, the Department of Transportation, the Environmental Protection Agency, and the Homeland Security Act. Additionally, the operations and integrity of the Pipelines are subject to the respective state jurisdictions along the route of the systems. See "Regulation."

     Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. In May 1998, KPOP was authorized by the FERC to adopt market-based rates in approximately one-half of its markets on the East and West systems. Common carrier activities are those under which transportation through the Partnership's Pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC, or in the case of intrastate petroleum product shipments, in Kansas, Colorado, Wyoming and North Dakota, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the Surface Transportation Board, rather than the FERC.

     In general, a shipper on one of the Partnership's refined petroleum products pipelines delivers products to the pipeline from refineries or third party pipelines that connect to the Pipelines. The pipelines' refined petroleum products operations also include 25 truck-loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 25 terminals also receive propane into storage tanks and then load it into transport trucks. The Ammonia Pipeline receives product from anhydrous ammonia plants or from the marine terminals for imported product. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

     Each shipper transporting product on a pipeline is required to supply KPOP with a notice of shipment indicating sources of products and destinations. All petroleum product shipments are tested or receive refinery certifications to ensure compliance with KPOP's specifications. Shippers are generally invoiced by KPOP immediately upon the product entering one of the Pipelines.

     The following table shows the number of tanks owned by KPOP at each refined petroleum product terminal location at December 31, 2002, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
              -----------------------------    --------               ---------      -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  391,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  161,000              2
                    Salina                         10                   98,000              3
              Minnesota
                    Moorhead                       17                  498,000              3
                    Sauk Centre                    11                  114,000              2
                    Roseville                      13                  594,000              5
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              6
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  197,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown(e)                   19                  315,000              4
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  381,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
              Totals                              349                6,545,000
                                               ======              ===========

(a)  Number of trucks that may be simultaneously loaded.
(b) This terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. KPOP has the right to renew the lease upon its expiration for an additional term of 20 years at the same annual rental rate.
(c) This terminal is situated on land leased through the year 2060 for a total rental of $2,000.
(d)  Also loads rail tank cars.
(e)  Two terminals


     The East Pipeline also has intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 584,393 and 534,000 barrels, respectively. During 2002, approximately 56.8% and 90.1% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

     Storage of product at terminals pending delivery is considered by the Partnership to be an integral part of the petroleum product delivery service of its pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

Demand for and Sources of Refined Petroleum Products

     The Partnership's pipeline business depends in large part on (i) the level of demand for refined petroleum products in the markets served by the pipelines and (ii) the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

     Most of the refined petroleum products delivered through the East Pipeline and the western three terminals on the North Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

     While there is some agricultural demand for the refined petroleum products delivered through the West Pipeline, as well as military jet fuel volumes, most of the demand is centered in the Denver and Colorado Springs area. Because demand on the West Pipeline and the Minneapolis area terminal of the North Pipeline is significantly weighted toward urban and suburban areas, the product mix on the West Pipeline and that terminal includes a substantially higher percentage of gasoline than the product mix on the East Pipeline.

     The Partnership's refined petroleum products pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. The North Pipeline, until the connection to the East Pipeline is complete, is dependent on the Tesoro Mandan refinery which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by its refined petroleum products pipelines) that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

     The majority of the refined petroleum product transported through the East Pipeline in 2002 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refining Association ("NCRA"), Frontier Refining and Conoco, Inc. respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 28.9% of the total amount of product shipped over the East
Pipeline in 2002. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

     The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Refinery located at Cheyenne, Wyoming, the Valero Energy Corporation and Conoco Refineries located at Denver, Colorado, and Sinclair's Little America Refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana, area refineries through a connecting pipeline.

Demand for and Sources of Anhydrous Ammonia

     The Partnership's Ammonia Pipeline business depends on (1) the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production ("Direct Application" or "DA"); (2) the weather (DA is not effective if the ground is too wet) and (3) the price of natural gas (the primary component of anhydrous ammonia).

     The Ammonia Pipeline is the largest of three anhydrous ammonia pipelines in the US and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation's corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system which originates in Oklahoma and extends into Iowa.

     Corn producers have several fertilizer alternatives such as liquid, dry or Direct Application. Liquid and dry fertilizers are both upgrades of anhydrous ammonia and therefore are more costly but are less sensitive to weather conditions during application. DA is the cheapest method of fertilizer application but cannot be applied if the ground is too wet or extremely dry.

Principal Customers

     KPOP had a total of approximately 58 shippers in 2002. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the East and West Pipelines were $61.5 million, $51.5 million, and $48.7 million, which accounted for 74%, 69%, and 69% of total revenues shipped for each of the years 2002, 2001, and 2000, respectively.

Competition and Business Considerations

     The East and North Pipelines' major competitor is an independent, regulated common carrier pipeline system owned by The Williams Companies, Inc. ("Williams") that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Williams system is a substantially more extensive system than the East and North Pipelines. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Twenty-one of the East Pipeline's and all four of the North Pipeline's delivery terminals are located within 2 to 145 miles of, and in direct competition with Williams' terminals.

     The West Pipeline competes with the truck-loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and Phillips Petroleum Company. Valero L.P. terminals in Denver and Colorado
Springs, connected to a Valero L.P. pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

     Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, the Partnership's more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Partnership deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Partnership believes high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to its pipelines will be built in the near future, provided its pipelines have available capacity to satisfy demand and its tariffs remain at reasonable levels.

     The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of the Partnership is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by the Partnership's pipelines. However, trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. The Partnership does not believe that trucks are, or will be, effective competition to its long-haul volumes over the long term.

     Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline which originates in Oklahoma and terminates in Iowa. The competitor pipeline has the same DA demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Barges and railroads represent direct competition for smaller niche markets but are not competitive for larger demand markets.


LIQUIDS TERMINALING BUSINESS

Introduction

     The Partnership's terminaling business is conducted through the Support Terminal Services operation ("ST Services" or "ST") and Statia Terminals International N.V. ("Statia"). ST Services is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. Statia, acquired on February 28, 2002 for a purchase price of $178 million (net of cash acquired), plus the assumption of $107 million of debt, owns and operates the Partnership's two largest terminals and provides related value-added services, including crude oil and petroleum product blending and processing, berthing of vessels at their marine facilities, and emergency and spill response services. In addition to its terminaling services, Statia sells bunkers, which is the fuel marine vessels consume, and bulk petroleum products to various commercial interests. In January 2001, the Partnership completed the acquisition of Shore Terminals LLC for a purchase price of $107 million cash and 1,975,090 limited partnership units of the Partnership (valued at $56.5 million at the date of the agreement).

     For the year ended December 31, 2002, the Partnership's terminaling business accounted for approximately 53% of the Partnership's revenues. As of December 31, 2002, ST operated 39 facilities in 20 states, with a total storage capacity of approximately 33.3 million barrels. ST also owns and operates six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels. In September 2002, ST acquired eight terminals in Australia and New Zealand with a total capacity of approximately
1.2 million barrels for approximately $47 million in cash. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. At the end of 2002, Statia's tank capacity was 18.8 million barrels, including an 11.3 million barrel storage and transshipment facility located on the Netherlands Antilles island of St. Eustatius, and a 7.5 million barrel storage and transshipment facility located at Point Tupper, Nova Scotia, Canada.

     The Partnership's terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. The Partnership's six largest terminal facilities are located on the Island of St. Eustatius, Netherlands Antilles; in Point Tupper, Nova Scotia, Canada; in Piney Point, Maryland; in Linden, New Jersey (50% owned joint venture); in Crockett, California; and in Martinez, California.


Description of Largest Terminal Facilities

     St. Eustatius, Netherlands Antilles

     Statia owns and operates an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and can accommodate the world's largest tankers for loading and discharging crude oil. A three-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station, and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, the facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 BPD of feedstock, ranging from condensates to heavy crude oil. Statia owns and operates all of the berthing facilities at its St. Eustatius terminal and charges vessels a fee for their use. Vessel owners or charterers may incur separate fees for associated services such as pilotage, tug assistance, line handling, launch service, emergency response services, and other ship services.

     Point Tupper, Nova Scotia, Canada

     Statia owns and operates a 7.5 million barrel terminaling facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast and Canada as well as the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world's largest, fully-laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products, and petrochemicals. The Point Tupper facility has a total of 37 tanks. Its butane sphere is one of the largest of its kind in North America. The facility's tanks were renovated in 1994 to comply with construction standards that meet or exceed American Petroleum Institute, NFPA, and other material industry standards. Crude oil and petroleum product movements at the terminal are fully automated. Separate Statia fees apply for the use of the jetty facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services, and other ship services. Statia also charters tugs, mooring launches, and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

     Piney Point, Maryland

     The largest terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

     Linden, New Jersey

     In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire a 50% ownership interest in and the management of the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44-acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal owns two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively.

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


     The Partnership's facilities have been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

     Other Terminal Sites

     In addition to the four major domestic facilities described above, ST Services has 35 other terminal facilities located throughout the United States, six facilities in the United Kingdom, four facilities in Australia and four in New Zealand. These other facilities primarily store petroleum products for a variety of customers, with the exception of the facilities in Texas City, Texas, which handles specialty chemicals; Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, and the Australian and New Zealand terminals which handle chemicals and animal fats and oil. Overall, these facilities provide ST Services with locations which are diverse geographically, in products handled and in customers served.

     The  following  table  outlines  the  Partnership's   terminal   locations,
capacities, tanks and primary products handled:

                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
-------------------------------  --------------     ------       -------------------------------------
Major U. S. Terminals:
Piney Point, MD                    5,403,000            28       Petroleum
Linden, NJ(a)                      3,884,000            22       Petroleum
Crockett, CA                       3,048,000            24       Petroleum
Martinez, CA                       2,800,000            16       Petroleum
Jacksonville, FL                   2,066,000            30       Petroleum
Texas City, TX                     2,002,000           124       Chemicals and Petrochemicals

Other U. S. Terminals:
Montgomery, AL(b)                    162,000             7       Petroleum, Jet Fuel
Moundville, AL                       310,000             6       Jet Fuel
Tucson, AZ(a)                        181,000             7       Petroleum
Los Angeles, CA                      597,000            20       Petroleum
Richmond, CA                         617,000            25       Petroleum
Stockton, CA                         706,000            32       Petroleum
Homestead, FL(b)                      72,000             2       Jet Fuel
Augusta, GA                          110,000             8       Petroleum
Bremen, GA                           180,000             8       Petroleum, Jet Fuel
Brunswick, GA                        302,000             3       Fertilizer, Pulp Liquor
Columbus, GA                         180,000            25       Petroleum, Chemicals
Macon, GA(b)                         307,000            10       Petroleum, Jet Fuel
Savannah, GA                         861,000            19       Petroleum, Chemicals
Blue Island, IL                      752,000            19       Petroleum
Chillicothe, IL(a)                   270,000             6       Petroleum
Peru, IL                             221,000             8       Petroleum, Fertilizer
Indianapolis, IN                     410,000            18       Petroleum
Westwego, LA                         849,000            53       Molasses, Fertilizer, Caustic
Andrews AFB Pipeline, MD(b)           72,000             3       Jet Fuel
Baltimore, MD                        832,000            50       Chemicals, Asphalt, Jet Fuel
Salisbury, MD                        177,000            14       Petroleum
Winona, MN                           229,000             7       Fertilizer
Reno, NV                             107,000             7       Petroleum
Paulsboro, NJ                      1,580,000            18       Petroleum
Alamogordo, NM(b)                    120,000             5       Jet Fuel
Drumright, OK                        315,000             4       Petroleum, Jet Fuel
Portland, OR                       1,119,000            31       Petroleum
Philadelphia, PA                     894,000            11       Petroleum
Dumfries, VA                         554,000            16       Petroleum, Asphalt
Virginia Beach, VA(b)                 40,000             2       Jet Fuel
Tacoma, WA                           377,000            15       Petroleum
Vancouver, WA                        166,000            42       Chemicals, Fertilizer
Milwaukee, WI                        308,000             7       Petroleum

                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
-------------------------------  --------------     ------       -------------------------------------
Foreign Terminals:
St. Eustatius, Netherlands
Antilles.                         11,334,000            51       Petroleum, crude oil
Point Tupper, Canada               7,501,000            37       Petroleum, crude oil
Sydney, Australia                    330,000            65       Chemicals, fats and oils
Melbourne, Australia                 468,000           118       Specialty chemicals
Geelong, Australia                   145,000            12       Specialty chemicals
Adelaide, Australia                   90,000            24       Chemicals, tallow, petroleum
Auckland, New Zealand (a)             64,000            39       Fats, oils and chemicals
New Plymouth, New Zealand             35,000            10       Fats, oils and chemicals
Mt. Managui, New Zealand              52,000            21       Fats, oils and chemicals
Wellington, New Zealand               50,000            13       Fats, oils and chemicals
Grays, England                     1,945,000            53       Petroleum
Eastham, England                   2,185,000           162       Chemicals, Petroleum, Animal Fats
Runcorn, England                     146,000             4       Molten sulphur
Glasgow, Scotland                    344,000            16       Petroleum
Leith, Scotland                      459,000            34       Petroleum, Chemicals
Belfast, Northern Ireland            407,000            41       Petroleum
                                 ---------------  --------------
                                  58,735,000         1,452
                                 ===============  ==============

(a)  The terminal is 50% owned by ST.
(b)  Facility  also  includes  pipelines  to  U.S.   government   military  base
     locations.


Customers

     The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and six of the eleven locations have been utilized solely by the U.S. Government. One of these locations is presently without government business. Of the eleven locations, six include pipelines which deliver jet fuel directly to nearby military bases.

     Statia provides terminaling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, and refiners. Statia's crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius, and a major international oil company which leases and utilizes 3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with Statia. In addition, two different international oil companies each lease and utilize 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper, respectively. Also in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from Statia. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, Statia's blending capabilities have attracted customers who have leased capacity primarily for blending purposes and who have contributed to Statia's bunker fuel and bulk product sales.


 Competition and Business Considerations

     In addition to the terminals owned by independent terminal operators, such as the Partnership, many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators, such as the Partnership. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

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

     A few companies offering liquid terminaling facilities have significantly more capacity than the Partnership. However, much of the Partnership's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. As a result, many of the Partnership's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.

     The main competition to crude oil storage at Statia's facilities is from "lightering" which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling, including storage costs, dock charges, and spill response fees. However, terminaling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries, and allows customers of Statia to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value-added terminal services.

     In the bunkering business, Statia competes with ports offering bunker fuels to which, or from which, each vessel travels or are along the route of travel of the vessel. Statia also competes with bunker delivery locations around the world. In the Western Hemisphere, alternative bunker locations include ports on the U.S. East coast and Gulf coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao, and Halifax. In addition, Statia competes with Rotterdam and various North Sea locations.


CAPITAL EXPENDITURES

     Capital expenditures by the Pipelines, including routine maintenance and expansion expenditures, but excluding acquisitions, were $9.5 million, $4.3 million, and $3.4 million for 2002, 2001 and 2000, respectively. During these periods, adequate capacity existed on these pipelines to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, for the Partnership's terminaling operations were $21.0 million, $12.9 million, and $6.1 million for 2002, 2001 and 2000, respectively.

     Capital expenditures of the Partnership during 2003, including routine maintenance and expansion expenditures, but excluding acquisitions, are expected to be approximately $40 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.


REGULATION

Interstate Regulation

     The interstate common carrier petroleum product pipeline operations of the Partnership are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by a complaint to FERC filed by a shipper or on the FERC's own initiative. Reparations may be recovered by the party filing the complaint for the two-year period prior to the complaint, if FERC finds the rate to be unlawful.

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

     On September 15, 1997, the Partnership filed an Application for Market Power Determination with the FERC seeking market based rates for approximately half of its markets. In May 1998, the FERC granted the Partnership's application and approximately half of the markets served by the East and West pipelines subsequently became subject to market force regulation.

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the East and West pipelines on the basis set forth in the Lakehead order, KPL believes that the Partnership's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

     The Ammonia Pipeline rates are regulated by the Surface Transportation Board (the "STB"). The STB was established in 1996 when the Interstate Commerce Commission was terminated by the ICC Termination Act of 1995. The STB is headed by Board Members appointed by the President and confirmed by the Senate and is authorized to have three members. The STB jurisdiction in general includes railroad rate and service issues, rail restructuring transactions and labor matters related thereto; certain trucking company, moving van, and non-contiguous ocean shipping company rate matters; and certain pipeline matters not regulated by the FERC. In the performance of its functions, the STB is charged with promoting, where appropriate, substantive and procedural regulatory reform in the economic regulation of surface transportation, and with providing an efficient and effective forum for the resolution of disputes. The STB seeks to facilitate commerce by providing an effective forum for efficient dispute resolution and facilitation of appropriate market-based business transactions.

Intrastate Regulation

     The intrastate operations of the East Pipeline in Kansas are subject to regulation by the Kansas Corporation Commission, the intrastate operations of the West Pipeline in Colorado and Wyoming are subject to regulation by the Colorado Public Utility Commission and the Wyoming Public Service Commission, respectively, and the intrastate operations of the North Pipeline are subject to regulation by the North Dakota Public Utility Commission. Like the FERC, the state regulatory authorities require that shippers be notified of proposed intrastate tariff increases and have an opportunity to protest such increases. KPOP also files with such state authorities copies of interstate tariff changes filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.

ENVIRONMENTAL MATTERS

General

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to the protection of the environment in the United States and to the environmental laws and regulations of the host countries in regard to the terminals acquired overseas. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, past and present, could result in substantial costs and liabilities to the Partnership.

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

Aboveground Storage Tank Acts

     A number of the states in which the Partnership operates in the United States have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not total federal regulation of all above ground tanks, the DOT has adopted an industry standard that addresses tank inspection, repair, alteration and reconstruction. This action requires pipeline companies to comply with the standard for tank inspection and repair for all tanks regulated by the DOT. The Partnership is in substantial compliance with all above ground storage tank laws in the states with such laws. Although no assurance can be given, the Partnership believes that the future implementation of above ground storage tank laws by either additional states or by the federal government will not have a material adverse effect on the Partnership's financial condition or results of operations.

Air Emissions

     The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of its pipelines and terminals are in substantial compliance with such statutes in all states in which they operate.

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


SAFETY REGULATION

     The Partnership's pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Hazardous Liquid Pipeline
Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers anhydrous ammonia, petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

     On November 3, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five-year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. The Partnership does not believe that any increased costs of compliance with these regulations will materially affect the Partnership's results of operations.

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


EMPLOYEES

     The Partnership has no employees. The business of the Partnership is conducted by the general partner, KPL, and its affiliate, Kaneb LLC, which employs all persons necessary for the operation of the Partnership's business. At December 31, 2002, approximately 1,071 persons were employed. Approximately 105 of the persons at 6 terminal unit locations in the United States were subject to representation by labor unions and collective bargaining or similar contracts at that date. KPL and Kaneb LLC consider relations with their employees to be good.


AVAILABLE INFORMATION

     The  Partnership  files  annual,  quarterly,  and other  reports  and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that the Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC.

     The Partnership also makes available free of charge on or through the Partnership's Internet site (http://www.kaneb.com) the Partnership's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the reports and other information is electronically filed with, or furnish it to, the SEC.


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

     The properties used in the operations of the Partnership's pipelines are owned by the Partnership, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2004. Statia's facilities are owned through subsidiaries and the majority of ST's facilities are owned, while the remainder, including some of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


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

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the Partnership's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects  to  incur  future  costs  exceeding  an  additional  $22  million,  for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

     PEPCO Litigation. On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST believes that such amount will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. All non-participant claims except one have been settled for immaterial amounts with ST Services' portion of such settlements provided by its insurance carrier. ST Services' insurance carrier has assumed the defense of the continuing action and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While the Partnership cannot predict the amount, if any, of any liability it may have in the continuing action or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA and of selecting restoration projects. This process was completed in mid-2002. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. In late November 2002, PEPCO and ST Services entered into a Consent Decree resolving the federal and state trustees' claims for natural resource damages. The decree required payments by ST Services and PEPCO of a total of approximately $3 million to fund the restoration projects and for remaining damage assessment costs. The federal court entered the Consent Decree as a final judgment on December 31, 2002. PEPCO and ST have each paid their 50% share and thus fully performed their payment obligations under the Consent Decree. ST Services' insurance carrier funded ST Services' payment.

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

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim was reached in mid-2002 under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO has also reached a settlement of these claims with the State of Maryland. Accordingly, the Partnership believes that this matter will not have a material adverse effect on its financial condition.

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill. Both parties have pending motions to dismiss the other party's suit. The Partnership believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


Item 4. Submission of Matters to a Vote of Security Holders

     The Partnership did not hold a meeting of Unitholders or otherwise submit any matter to a vote of security holders in the fourth quarter of 2002.

                                     PART II

Item 5. Market for the Registrant's Units and Related Unitholder Matters

     The Partnership's limited partnership interests ("Units") are listed and traded on the New York Stock Exchange (the "NYSE"), under the symbol "KPP." At March 21, 2003, there were approximately 1,000 unitholders of record. Set forth below are prices on the NYSE and cash distributions for the periods indicated for such Units.

                                                        Unit Prices
                                                   --------------------         Cash
         Year                                        High         Low       Distributions
         ----------------------------------        -------      -------     -------------
         2001:
                   First Quarter                   $ 31.81      $ 27.75       $  .70
                   Second Quarter                    36.00        30.00          .70
                   Third Quarter                     40.44        34.13          .75
                   Fourth Quarter                    42.19        37.83          .75

         2002:
                   First quarter                     44.00        34.35          .79
                   Second Quarter                    42.06        36.05          .79
                   Third Quarter                     38.55        30.99          .79
                   Fourth Quarter                    38.18        31.60          .79

         2003:
                   First quarter                     38.15        34.72          .81 (a)
                      (through March 21, 2003)

(a) The cash distribution with respect to the first quarter of 2003 is payable May 15, 2003.

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

                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                           2002 (a)      2001 (a)        2000           1999          1998
                                         ----------    ----------     ----------     ----------    ----------
Income Statement Data:
Revenues..............................  $   386,630    $  207,796      $ 156,232     $  158,028    $  125,812
                                         ----------    ----------      ---------     ----------    ----------
Cost of products sold.................       90,898           -             -               -             -
Operating costs.......................      131,326        90,632         69,653         69,148        52,200
Depreciation and amortization.........       39,425        23,184         16,253         15,043        12,148
Gain on sale of assets................         (609)          -           (1,126)           -             -
General and administrative............       19,869        11,889         11,881          9,424         6,261
                                        -----------    ----------      ---------     ----------    ----------
Total costs and expenses..............      280,909       125,705         96,661         93,615        70,609
                                        -----------    ----------      ---------     ----------    ----------
Operating income......................      105,721        82,091         59,571         64,413        55,203
Interest and other income.............        3,570         4,277            316            408           626
Interest expense......................      (28,110)      (14,783)       (12,283)       (13,390)      (11,304)
Loss on debt extinguishment...........       (3,282)       (6,540)          -               -             -
Minority interest in net income.......         (738)         (648)          (467)          (499)         (441)
                                        -----------    ----------      ---------     ----------    ----------
Income before income taxes............       77,161        64,397         47,137         50,932        44,084
Income tax expense....................       (4,083)         (256)          (943)        (1,496)         (418)
                                        -----------    ----------      ---------     ----------    ----------
Net income............................  $    73,078    $   64,141      $  46,194     $   49,436    $   43,666
                                        ===========    ==========      =========     ==========    ==========
Allocation of net income per unit.....  $      2.96    $     3.03      $    2.43     $     2.81    $     2.67
                                        ===========    ==========      =========     ==========    ==========
Cash distributions declared per unit..  $      3.16    $     2.90      $    2.80     $     2.80    $     2.60
                                        ===========    ==========      =========     ==========    ==========

Balance Sheet Data (at year end):
Property and equipment, net...........  $ 1,092,192    $  481,274      $ 321,355     $  316,883    $  268,626
Total assets..........................    1,215,410       548,371        375,063        365,953       308,432
Long-term debt........................      694,330       262,624        166,900        155,987       153,000
Partners' capital.....................      392,284       219,517        160,767        168,288       105,388


(a)  See Note 3 to Consolidated Financial Statements regarding acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto and the summary historical financial and operating data included elsewhere in this report.


GENERAL

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC, formed the Partnership to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of the Partnership through its general partner interest and a 20% (at December 31, 2002) limited partner interest. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPOP.

     The Partnership's petroleum pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. The Partnership also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002 (see "Liquidity and Capital Resources"). The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska.

     The Partnership's terminaling business is conducted through Support Terminal Services operation ("ST Services") and Statia Terminals International N.V. ("Statia"). ST Services is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 39 facilities in 20 states. ST Services also owns and operates six terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. Statia, acquired on February 28, 2002 (see "Liquidity and Capital Resources"), owns a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada.

     The Partnership's product sales business delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at these two locations.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2002                2001                 2000
                                                          -----------        -----------          -----------
                                                                            (in thousands)
Revenues.............................................     $   386,630        $   207,796          $   156,232
                                                          ===========        ===========          ===========
Operating income.....................................     $   105,721        $    82,091          $    59,571
                                                          ===========        ===========          ===========
Net income...........................................     $    73,078        $    64,141          $    46,194
                                                          ===========        ===========          ===========
Capital expenditures, excluding acquisitions.........     $    31,101        $    17,246          $     9,483
                                                          ===========        ===========          ===========

     For the year ended December 31, 2002, revenues increased by $178.8 million, or 86%, compared to 2001, due to a $73.2 million increase in revenues in the terminaling business and a $7.7 million increase in revenues in the pipeline business. 2002 revenues also include $97.9 million in product sales revenues from a business acquired with Statia in February of 2002. See "Liquidity and Capital Resources" regarding 2002 acquisitions. Operating income for the year ended December 31, 2002 increased by $23.6 million, or 29%, when compared to 2001, due to a $19.7 million increase in terminaling business operating income, a $1.9 million increase in pipeline operating income and 2002 product sales operating income of $2.1 million. Overall, net income for the year ended December 31, 2002 increased by $8.9 million, or 14%, when compared to 2001.

     For the year ended December 31, 2001, revenues increased by $51.6 million, or 33%, compared to 2000, due to a $47.3 million increase in revenues in the terminaling business and a $4.3 million increase in revenues in the pipeline business. Terminaling revenues include the operations of Shore from the January 3, 2001 acquisition date (see "Liquidity and Capital Resources"). Operating income for the year ended December 31, 2001 increased by $22.5 million, or 38%, when compared to 2000, due to a $22.0 million increase in terminaling business operating income and a $0.6 million increase in pipeline operating income. Overall, net income for the year ended December 31, 2001 increased by $17.9 million, or 39% when compared to 2000.


PIPELINE OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2002                 2001                2000
                                                          -----------        -----------          -----------
                                                                             (in thousands)
Revenues.............................................     $    82,698        $    74,976          $    70,685
Operating costs......................................          33,744             28,844               25,223
Depreciation and amortization........................           6,408              5,478                5,180
General and administrative...........................           3,923              3,881                4,069
                                                          -----------        -----------          -----------
Operating income.....................................     $    38,623        $    36,773          $    36,213
                                                          ===========        ===========          ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the year ended December 31, 2002, revenues increased by $7.7 million, or 10%, compared to 2001, due to higher per barrel rates realized on volumes shipped on existing pipelines and as a result of the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Approximately $4.5 million of the 2002 revenue increase was a result of the pipeline acquisitions. For the year ended December 31, 2001, revenues increased by $4.3 million, or 6%, compared to 2000, due to increases in barrel miles shipped and increases in terminaling charges. Because tariff rates are regulated by the FERC, the pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 18.3 billion, 18.6 billion and 17.8 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $4.9 million in 2002 and $3.6 million in 2001. The increase in 2002 was due to the pipeline acquisitions and increases in expenditures for routine repairs and maintenance. The increase in 2001 was due to increases in fuel and power costs and expenses from pipeline relocation projects. For the year ended December 31, 2002, depreciation and amortization increased by $0.9 million, when compared to 2001, due to the pipeline acquisitions. General and administrative costs include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs.


TERMINALING OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2002                 2001                2000
                                                          -----------        -----------          -----------
                                                                            (in thousands)
Revenues.............................................     $   205,971        $   132,820          $    85,547
Operating costs......................................          94,480             61,788               44,430
Depreciation and amortization........................          32,368             17,706               11,073
Gain on sale of assets...............................            (609)              -                  (1,126)
General and administrative...........................          14,692              8,008                7,812
                                                          -----------        -----------          -----------
Operating income.....................................     $    65,040        $    45,318          $    23,358
                                                          ===========        ===========          ===========

     For the year ended December 31, 2002, revenues increased by $73.2 million, or 55%, compared to 2001, due to 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in utilizations at existing locations. Approximately $63 million of the revenue increase was a result of the terminal acquisitions. For the year ended December 31, 2001, revenues increased by $47.3 million, or 55%, compared to 2000, due to the Shore acquisition (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Approximately $36 million of the 2001 revenue increase was a result of the Shore acquisition. Average annual tankage utilized for the years ended December 31, 2002, 2001 and 2000 aggregated 46.5 million barrels, 30.1 million barrels, and 21.0 million barrels, respectively. Average revenues per barrel of tankage utilized for the years ended December 31, 2002, 2001 and 2000 was $4.43, $4.41, and $4.12, respectively. The increase in 2001 average revenues per barrel of tankage utilized was due to more favorable domestic market conditions, when compared to 2000.

     In 2002, operating costs increased by $32.7 million, when compared to 2001, due to the 2002 terminal acquisitions and increases in volumes stored at existing locations. In 2001, operating costs increased by $17.4 million, when compared to 2000, due to the Shore acquisition and increases in volumes stored at existing locations. For the years ended December 31, 2002 and 2001, depreciation and amortization increased by $14.7 million and $6.6 million, respectively, due to the terminal acquisitions. In 2002 and 2000, the Partnership sold land and other terminaling business assets for net proceeds of approximately $1.1 million and $2.0 million, respectively, recognizing gains on disposition of assets of $0.6 million and $1.1 million, respectively. General and administrative expense increased by $6.7 million in 2002 and by $0.2 million in 2001. The increase in general and administrative expense in 2002, compared to 2001, is due to the 2002 terminal acquisitions and overall increases in personnel costs. The increase in general and administrative costs in 2001, compared to 2000, is due to the Shore acquisition, partially offset by extraordinary high litigation costs in 2000.

PRODUCT SALES OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2002                 2001                2000
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $    97,961        $      -             $      -
Cost of products sold................................          90,898               -                    -
                                                          -----------        -----------          -----------
Gross margin.........................................     $     7,063        $      -             $
                                                          ===========        ===========          ===========
Operating income.....................................     $     2,058        $      -             $      -
                                                          ===========        ===========          ===========

     The product sales business, which was acquired with Statia in February of 2002 (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. Product inventories are maintained at minimum levels to meet customers' needs; however market prices for petroleum products can fluctuate significantly in short periods of time.


INTEREST AND OTHER INCOME

     In September of 2002, KPOP entered into a treasury lock contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The treasury lock contract originally qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133. In October of 2002, KPOP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the treasury lock contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, which was recognized in the Consolidated Financial Statements as a component of interest and other income.

     In March of 2001, KPOP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included in the Consolidated Financial Statements as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million.


INTEREST EXPENSE

     For the year ended December 31, 2002, interest expense increased by $13.3 million, compared to 2001, due to increases in debt resulting from the 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt. For the year ended December 31, 2001, interest expense increased by $2.5 million, compared to 2000, due to increases in debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by declines in interest rates on variable rate debt.


INCOME TAXES

     Partnership operations are not subject to federal or state taxes. However, certain operations are conducted through wholly-owned corporate subsidiaries which are taxable entities. The income tax expense for the year ended December 31, 2002 includes $1.9 million in income tax expense relating to separate taxable wholly-owned corporate subsidiaries acquired in 2002 (see "Liquidity and Capital Resources").


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $91.8 million, $95.7 million, and $62.0 million for the years 2002, 2001 and 2000, respectively. The decrease in 2002, compared to 2001, was due to the payment of personnel-related costs assumed with the Statia acquisition, initial working capital requirements of the pipeline businesses acquired in 2002 and changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by overall increases in revenues and operating income. The increase in 2001, compared to 2000, is due to increases in terminaling revenues and operating income, a result of the Shore acquisition and increases in utilization at existing terminaling locations.

     Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, were $31.1 million, $17.2 million, and $9.5 million for 2002, 2001 and 2000, respectively. The increase in 2002 capital expenditures, when compared to 2001, is the result of routine maintenance capital expenditures related to the pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages are included under the Partnership's insurance coverages (subject to deductibles and limits). The Partnership anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million in 2003. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings, or choose to do so.

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in the Partnership agreement, to holders of limited partnership units and KPL. Available cash consists generally of all the cash receipts less all cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. Distributions of $3.16, $2.90, and $2.80 per unit were declared and paid to unitholders with respect to the years ended December 31, 2002, 2001 and 2000, respectively.

     The Partnership expects to fund future cash distributions and routine maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future public equity or debt offerings.

     The Partnership has a credit agreement with a group of banks that, as amended, provides for a $275 million unsecured revolving credit facility through January 2, 2004. The credit facility bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, the covenants do not restrict distributions to unitholders. At December 31, 2002, the Partnership was in compliance with all covenants. At December 31, 2002, $243.0 million was drawn on the facility, at an average annual interest rate of 2.18%.

     On December 24, 2002, the Partnership entered into a $175 million unsecured bridge loan agreement with a group of banks in connection with its 2002 pipeline acquisitions. The bridge loan agreement, as amended, expires in January of 2004. The bridge loan agreement bears interest at variable rates (2.67% at December 31, 2002) and contains certain operational and financial covenants and, absent an event of default, the covenants do not restrict distributions to unitholders. At December 31, 2002, the Partnership was in compliance with all covenants. The Partnership expects to repay the bridge loan with additional bank borrowings and/or public equity or debt offerings.

     The Partnership, through two wholly-owned subsidiaries, has a credit agreement with a bank that provides for the issuance of term loans in connection with its 1999 United Kingdom terminal acquisition. The term loans ($26.3 million at December 31, 2002), with a fixed rate of 7.25%, are, as amended, due in January of 2004. The term loans under the credit agreement are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants. At December 31, 2002, the Partnership was in compliance with all covenants.

     In January of 2001, the Partnership used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty which was recognized in the Consolidated Financial Statements as loss on debt extinguishment in 2001.

     In January of 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied by the Partnership's revolving credit facility.

     In January of 2002, the Partnership issued 1,250,000 limited Partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement.

     In February of 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of KPOP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At December 31, 2002, the Partnership was in compliance with all covenants.

     On February 28, 2002, the Partnership acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering. In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million was recognized as loss on debt extinguishment in 2002.

     In May of 2002, the Partnership issued 1,565,000 limited Partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund its September 2002 acquisition of the Australia and New Zealand terminals.

     On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash.

     On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by bank debt maturing in January of 2004.

     In November of 2002, the Partnership issued 2,095,000 limited Partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the fertilizer pipeline acquisition.

     On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was funded with bank debt maturing in January of 2004.

     On March 21, 2003, the Partnership issued 3,000,000 limited Partnership units in a public offering at $36.54 per unit, generating approximately $104.8 million in net proceeds. The proceeds will be used to reduce the amount of indebtedness under the Partnership's bridge facility.

     See also "Item 1 - Environmental Matters" and "Item 3 - Legal Proceedings".


CRITICAL ACCOUNTING POLICIES

     The preparation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are included in the Notes to the Consolidated Financial Statements.

     Critical accounting policies are those that are most important to the portrayal to our financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to impairment of property and equipment and environmental costs.

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of the Partnership for the year ended December 31, 2002. However, future evaluations of carrying value are dependent on many factors, several of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2002, 2001 or 2000. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (the "FASB") has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, early extinguishment of debt is considered a risk management strategy, with resulting gains and losses no longer classified as an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Effective October 1, 2002, the Partnership adopted the provisions of SFAS No. 145 and has reclassified all previously-reported extraordinary losses on debt extinguishment, before minority interest and income taxes, to "Loss on debt extinguishment" in the consolidated statements of income.

     In July of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The Partnership is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been adopted. Management of the Partnership believes that the application of this interpretation will have no effect on the consolidated financial statements of the Partnership.

     In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. Management of the Partnership believes that the application of this interpretation will have no effect on the consolidated financial statements of the Partnership.


Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership centrally manages its debt and investment portfolios considering investment opportunities and risks and overall financing strategies. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $418 million at December 31, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $4.2 million.

     Information   regarding   KPOP's   September  2002  interest  rate  hedging
transaction is included in "Item 7-Interest and Other Income."

     The product sales business periodically purchases refined petroleum products for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blendstocks for customers. Such petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets. Increases or decreases in the market value of inventory, which were not significant in 2002, are reflected in the product sales operations cost of the products sold.

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

                                                                                     Years of Service
       Name                         Age             Position with KPL                    With KPL
       --------------------------- ------- ------------------------------------ ---------------------------
       Edward D. Doherty             67    Chairman of the Board and                     13 (a)
                                             Chief Executive Officer
       Jimmy L. Harrison             49    President                                     10 (b)
       Ronald D. Scoggins            48    Senior Vice President                          6 (c)
       Howard C. Wadsworth           58    Vice President, Treasurer                      9 (d)
                                             and Secretary
       Sangwoo Ahn                   64    Director                                      14 (e)
       John R. Barnes                58    Director                                      16 (f)
       Murray R. Biles               72    Director                                      49 (g)
       Frank M. Burke, Jr.           63    Director                                       6 (h)
       Charles R. Cox                60    Director                                       8 (i)
       Hans Kessler                  53    Director                                       6 (j)
       James R. Whatley              76    Director                                      13 (k)

(a) Mr. Doherty has been Chairman of the Board and Chief Executive Officer of KPL since September 1989.
(b) Mr. Harrison was named President of KPL on January 1, 2002. Prior to assuming his present position he served as Vice President from July 1998, prior to which he served as Controller of the Company. Before joining the Company, he served in a variety of financial positions including Assistant Secretary and Treasurer with ARCO Pipe Line Company for approximately 19 years.
(c) Mr. Scoggins became an executive officer of KPL in August 1997, prior to which he served in senior level positions for ST for more than 10 years.
(d) Mr. Wadsworth also serves as Vice President, Treasurer and Secretary of Kaneb Services LLC. Mr. Wadsworth joined Kaneb in October 1990.
(e) Mr. Ahn, a director of KPL since July 1989, is also a director of Kaneb Services LLC. Mr. Ahn, a founding partner of Morgan Lewis Githens & Ahn, an investment banking firm since 1982, currently serves as a director of Xanser Corporation, PAR Technology Corporation and Quaker Fabric Corporation.
(f) Mr. Barnes, a director of KPL, is also Chairman of the Board, President and Chief Executive Officer of Kaneb Services LLC. Mr. Barnes also serves as a director of Xanser Corporation.
(g) Mr. Biles, a director of KPL since 1989, is also a director of Kaneb Services LLC. Mr. Biles joined KPL in November 1953 and served as President from January 1985 until his retirement at the close of 1993.
(h) Mr. Burke, a director of KPL since January 1997, is also a director of Kaneb Services LLC. Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment company, for more than the past five years. Mr. Burke also currently serves as a director of Xanser Corporation, Dorchester Minerals Management GP LLC and Arch Coal, Inc.
(i) Mr. Cox, a director of KPL since September 1995, is also a director of Kaneb Services LLC. Mr. Cox has been Chairman of the Board and Chief Executive Officer of WRS Infrastructure and Environment, Inc., a technical services company, since March 2001. He served as a private business consultant following his retirement in January 1998, from Fluor Daniel, Inc., where he served in senior executive level positions during a 29 year career with that organization. Mr. Cox also currently serves as a director of Xanser Corporation.
(j) Mr. Kessler, elected to the Board on February 19, 1998, is also a director of Kaneb Services LLC. Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd. Mr. Kessler also currently serves as a director of Xanser Corporation.
(k) Mr. Whatley, a director of KPL since July 1989, is also a director of Kaneb Services LLC. Mr. Whatley served as Chairman of the Board of Directors of Xanser Corporation (formerly Kaneb Services, Inc.) from February 1981 until April 1989, and continues to serve as a member of the Board.

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

     Based solely on its review of the copies of such forms received by it, KPL believes that, during the year ended December 31, 2002, its officers and directors have complied with all applicable filing requirements under Section 16(a).


Item 11.    Executive Compensation

     The Partnership has no executive officers, but is obligated to reimburse KPL for compensation paid to KPL's executive officers in connection with their operation of the Partnership's business.

     The following table sets forth information with respect to the aggregate compensation paid or accrued for services rendered to the Partnership during the fiscal years 2002, 2001 and 2000, to the Chief Executive Officer and each of the other most highly compensated executive officers of KPL whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                                          Annual Compensation
            Name and Principal                      -----------------------------          All Other
               Position                   Year         Salary(a)         Bonus(b)       Compensation(c)
         ----------------------------    ------     --------------  -------------       ---------------
         Edward D. Doherty                2002      $ 237,021          $ 300,000          $ 10,262
           Chairman of the                2001        238,996            233,333             8,410
           Board and Chief                2000        227,630                -0-             6,787
           Executive Officer

         Jimmy L. Harrison                2002        174,763             13,600             4,537
           President                      2001        153,590                -0-             4,245
                                          2000        128,820                -0-             2,666

         Ronald D. Scoggins               2002        161,555            155,000             7,465
           Senior Vice President          2001        175,849(d)         116,667             7,610
                                          2000        153,194(d)             -0-             6,457

(a) Amounts for 2002, 2001 and 2000, respectively, exclude deferred compensation for Mr. Doherty ($62,979, $4,404 and $6,762); Mr. Harrison ($10,253, $-0- and $-0-); and Mr. Scoggins ($23,445, $11,464 and $11,464).
(b)  Amounts earned in year shown and paid the following year.
(c) Represents KPL's contributions to Kaneb Services LLC's and Kaneb Services, Inc.'s Savings Investment Plans (a 401(k) plan) and the imputed value of company-paid group term life insurance.
(d) Amount for 2001 includes $37,013 in the form of 2,132 Kaneb Services LLC Common Shares. Amounts for 2000 include $24,058 and $24,016 in the form of Partnership Units (434 and 378) and Kaneb Services, Inc. Common Stock (1,314 and 969).


DIRECTOR'S FEES

     During 2002, each member of KPL's Board of Directors who was not also an employee of KPL or Kaneb Services LLC was paid an annual retainer of $25,000 and did not receive additional attendance fees.

     Also during 2002, a long-term incentive plan was approved for John R. Barnes by the Board of Directors to further motivate and retain Mr. Barnes to increase the relative value of the Partnership for all unit holders. The plan was established to provide for a payment to Mr. Barnes equal to 2% of the increase in aggregate Partnership unit value as computed under the plan from December 31, 2001 to December 31, 2006, adjusted by the differential of yield on Partnership unit distributions and 10 year U.S. treasury bill rates and negated by changes in units outstanding. Under the terms of the plan, payment, if any, is scheduled to be made in July 2007. As of December 31, 2002, there was no value earned, accrued or payable under the plan.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     At March 21, 2003, KPL owned a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPOP and, together with its affiliates, owned Units representing an aggregate limited partner interest of approximately 18.1%.


                       BENEFICIAL OWNERSHIP SUMMARY TABLE

                                                                               Amount and
                      Title of Class          Name of Beneficial Owner          Nature of         % of
                                                                              Ownership (a)        O/S
              ------------------------------- ----------------------------- ------------------ ------------
              Limited partnership units       Edward D. Doherty                  86,700             *
              Limited partnership units       Jimmy L. Harrison                    -0-              *
              Limited partnership units       Ronald D. Scoggins                  1,692             *
              Limited partnership units       Howard C. Wadsworth                  -0-              *
              Limited partnership units       Sangwoo Ahn                        38,000             *
              Limited partnership units       John R. Barnes                     92,100 (b)         *
              Limited partnership units       Murray R. Biles                       500             *
              Limited partnership units       Frank M. Burke, Jr.                  -0-              *
              Limited partnership units       Charles R. Cox                      8,500             *
              Limited partnership units       Hans Kessler                         -0-              *
              Limited partnership units       James R. Whatley                   33,000             *
                                                                              ---------           ----
                                              Total of group                    260,492           0.92%

                *Less than one percent

(a) Partnership Units listed are those beneficially owned by the person indicated, his spouse or children living at home and do not include Units in which the person has disclaimed any beneficial interest as of March 21, 2003.
(b) Includes 72,100 units held by an entity in which Mr. Barnes has an economic interest but no voting or dispositive powers.

     The Partnership has no equity compensation plans under which equity securities of the partnership are authorized for issuance.


Item 13. Certain Relationships and Related Transactions

     KPL is entitled to certain reimbursements under the Partnership Agreement. For additional information regarding the nature and amount of such reimbursements, see Note 7 to the Partnership's consolidated financial statements.

Item 14. Controls and Procedures.

     Included in its recent Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While management believes that the Partnership's existing disclosure controls and procedures have been effective to accomplish these objectives, it intends to continue to examine, refine and formalize the Partnership's disclosure controls and procedures and to monitor ongoing developments in this area.

     KPL's principal executive officer and principal financial officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and Rule 15d-14(c)) as of a date within 90 days before the filing date of this Report, have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

     There have been no changes in the Partnership's internal controls or in other factors known to management that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Partnership's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) Financial Statements                                                                        Beginning
                                                                                                          Page
         Set forth  below is  a list  of financial  statements appearing in this report.
         Kaneb Pipe Line Partners, L.P. and Subsidiaries Financial Statements:
           Independent Auditors' Report..............................................................     F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2002...................     F - 2
           Consolidated Balance Sheets - December 31, 2002 and 2001..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2002...............     F - 4
           Consolidated Statements of Partners' Capital - Three Years ended December 31, 2002........     F - 5
           Notes to Consolidated Financial Statements................................................     F - 6

    (a)(2) Financial Statement Schedules

         Set forth below is the financial statement schedule appearing in this report.

         Schedule II - Kaneb Pipe Line Partners, L.P. Valuation and Qualifying
         Accounts - Years Ended December 31, 2002, 2001, and 2000.....................................   F - 21

         Schedules, other than the one listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.


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

        10.7 Revolving Credit Agreement, dated as of December 28, 2000 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is hereby incorporated by reference.

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

        10.11* Kaneb LLC  2002 Long  Term  Incentive  Plan,  effective  July 18,
               2002, filed herewith.

        21     List of Subsidiaries, filed herewith.

        23     Consent of KPMG LLP, filed herewith.

        99.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 28, 2003, filed herewith.

        99.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 28, 2003, filed herewith.

          *    Denotes management contract.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed with the SEC on October 21, 2002. Current Report on Form 8-K filed with the SEC on November 5, 2002. Current Report on Form 8-K filed with the SEC on November 6, 2002. Current Report on Form 8-K filed with the SEC on November 27, 2002.

                          INDEPENDENT AUDITORS' REPORT





To the Partners of
Kaneb Pipe Line Partners, L.P.


We have audited the consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") as listed in the index appearing under Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                    KPMG LLP


Dallas, Texas
February 25, 2003, except as to note 11, which is as of March 21, 2003

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                        -------------------------------------------------------
                                                              2002                 2001               2000
                                                        ---------------      ---------------    ---------------
Revenues:
   Services...........................................  $   288,669,000      $   207,796,000    $   156,232,000
   Products...........................................       97,961,000               -                  -
                                                        ---------------      ----------------   ---------------
      Total revenues..................................      386,630,000          207,796,000        156,232,000
                                                        ---------------      ----------------   ---------------
Costs and expenses:
   Cost of products sold..............................       90,898,000               -                  -
   Operating costs....................................      131,326,000           90,632,000         69,653,000
   Depreciation and amortization......................       39,425,000           23,184,000         16,253,000
   Gain on sale of assets.............................         (609,000)              -              (1,126,000)
   General and administrative.........................       19,869,000           11,889,000         11,881,000
                                                        ---------------      ----------------   ---------------
      Total costs and expenses........................      280,909,000          125,705,000         96,661,000
                                                        ---------------      ----------------   ---------------

Operating income......................................      105,721,000           82,091,000         59,571,000

Interest and other income.............................        3,570,000            4,277,000            316,000
Interest expense......................................      (28,110,000)         (14,783,000)       (12,283,000)
Loss on debt extinguishment...........................       (3,282,000)          (6,540,000)            -
                                                        ---------------      ----------------   ---------------

Income before minority interest and income taxes .....       77,899,000           65,045,000         47,604,000

Minority interest in net income.......................         (738,000)            (648,000)          (467,000)

Income tax expense....................................       (4,083,000)            (256,000)          (943,000)
                                                        ---------------      ----------------   ---------------

Net income............................................       73,078,000           64,141,000         46,194,000

General partner's interest
   in net income......................................       (5,638,000)          (2,774,000)        (1,639,000)
                                                        ---------------      ----------------   ---------------
Limited partners' interest
   in net income......................................  $    67,440,000      $    61,367,000    $    44,555,000
                                                        ===============      ===============    ===============

Allocation of net income per unit.....................  $          2.96      $          3.03    $          2.43
                                                        ===============      ===============    ===============
Weighted average number of Partnership
   units outstanding..................................       22,763,000           20,285,090         18,310,000
                                                        ===============      ===============    ===============


                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   2002                  2001
                                                                             ----------------       ---------------
                                     ASSETS

Current assets:
   Cash and cash equivalents...............................................  $     22,028,000       $     7,903,000
   Accounts receivable (net of allowance for doubtful accounts
      of $1,765,000 in 2002 and $278,000 in 2001)..........................        48,926,000            24,005,000
   Inventories.............................................................         4,922,000                 -
   Prepaid expenses and other..............................................         8,498,000             2,721,000
                                                                             ----------------       ---------------
      Total current assets.................................................        84,374,000            34,629,000
                                                                             ----------------       ---------------

Property and equipment.....................................................     1,288,762,000           639,084,000
Less accumulated depreciation..............................................       196,570,000           157,810,000
                                                                             ----------------       ---------------
      Net property and equipment...........................................     1,092,192,000           481,274,000
                                                                             ----------------       ---------------

Investment in affiliates...................................................        25,604,000            22,252,000

Excess of cost over fair value of net assets of acquired business and
   other assets............................................................        13,240,000            10,216,000
                                                                             ----------------       ---------------
                                                                             $  1,215,410,000       $   548,371,000
                                                                             ================       ===============


                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable........................................................  $     22,064,000       $     6,541,000
   Accrued expenses........................................................        29,339,000             9,415,000
   Accrued distributions payable...........................................        21,639,000            16,263,000
   Accrued interest payable................................................         7,896,000               548,000
   Accrued taxes, other than income taxes..................................         3,598,000             2,635,000
   Deferred terminaling fees...............................................         6,246,000             6,503,000
   Payable to general partner..............................................         5,403,000             4,701,000
                                                                             ----------------       ---------------
      Total current liabilities............................................        96,185,000            46,606,000
                                                                             ----------------       ---------------

Long-term debt.............................................................       694,330,000           262,624,000

Other liabilities and deferred taxes.......................................        31,581,000            18,614,000

Minority interest..........................................................         1,030,000             1,010,000

Commitments and contingencies

Partners' capital:
   Limited partners........................................................       389,888,000           220,336,000
   General partner.........................................................         1,016,000             1,027,000
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment............................         1,380,000            (1,846,000)
                                                                             ----------------       ---------------
      Total partners' capital..............................................       392,284,000           219,517,000
                                                                             ----------------       ---------------
                                                                             $  1,215,410,000       $   548,371,000
                                                                             ================       ===============




                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                        -------------------------------------------------------
                                                              2002                 2001               2000
                                                        ---------------      ---------------    ---------------
Operating activities:
   Net income ........................................  $    73,078,000      $    64,141,000    $    46,194,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization...................       39,425,000           23,184,000         16,253,000
      Minority interest...............................          738,000              648,000            467,000
      Equity in earnings of affiliates, net of
        distributions.................................       (3,164,000)              (5,000)          (154,000)
      Gain on sale of assets..........................         (609,000)                -            (1,126,000)
      Deferred income taxes...........................        3,105,000              256,000            943,000
      Other liabilities...............................       (1,341,000)          (5,422,000)           841,000
      Changes in working capital components:
        Accounts receivable...........................      (12,379,000)            (824,000)        (4,162,000)
        Inventories, prepaid expenses and other.......       (6,601,000)           1,601,000           (255,000)
        Accounts payable and accrued expenses.........       (1,192,000)           9,298,000          2,511,000
        Payable to general partner....................          702,000            2,812,000            478,000
                                                         --------------      ---------------    ---------------
           Net cash provided by operating activities..       91,762,000           95,689,000         61,990,000
                                                         --------------      ---------------    ---------------
Investing activities:
   Acquisitions, net of cash acquired.................     (468,477,000)        (111,562,000)       (12,053,000)
   Capital expenditures...............................      (31,101,000)         (17,246,000)        (9,483,000)
   Proceeds from sale of assets.......................        1,107,000            2,807,000          1,961,000
   Other, net.........................................          306,000             (111,000)          (212,000)
                                                         --------------      ---------------    ---------------
           Net cash used in investing activities......     (498,165,000)        (126,112,000)       (19,787,000)
                                                         ---------------     ---------------    ---------------
Financing activities:
   Issuance of debt...................................      746,087,000          260,500,000         14,613,000
   Payments of debt...................................     (426,647,000)        (164,776,000)        (3,700,000)
   Distributions, including minority interest.........      (74,439,000)         (62,156,000)       (53,485,000)
   Net proceeds from issuance of limited
      partnership units...............................      175,527,000                 -                  -
                                                         --------------      ---------------    ---------------
           Net cash provided by (used in) financing
               activities.............................      420,528,000           33,568,000        (42,572,000)
                                                         --------------      ---------------    ---------------
Increase (decrease) in cash and cash equivalents......       14,125,000            3,145,000           (369,000)
Cash and cash equivalents at beginning of period......        7,903,000            4,758,000          5,127,000
                                                         --------------      ---------------    ---------------
Cash and cash equivalents at end of period............   $   22,028,000      $     7,903,000    $     4,758,000
                                                         ==============      ===============    ===============

Supplemental cash flow information:
   Cash paid for interest.............................   $   25,942,000      $    14,028,000    $    12,438,000
                                                         ==============      ===============    ===============
   Non-cash investing and financing activities -
      Issuance of units in connection with
      acquisition of terminals........................   $       -           $    56,488,000    $         -
                                                         ==============      ===============    ===============



                 See notes to consolidated financial statements.

                 KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                                            Accumulated
                                                                               Other
                                                 Limited       General     Comprehensive                   Comprehensive
                                                Partners      Partner (a)  Income (Loss)      Total            Income
                                              ------------    ----------   --------------  -------------   --------------
Partners' capital at January 1, 2000.....     $168,019,000    $1,037,000   $  (768,000)    $168,288,000

  2000 income allocation.................       44,555,000     1,639,000           -         46,194,000   $    46,194,000

  Distributions declared.................      (51,267,000)   (1,695,000)          -        (52,962,000)             -

  Foreign currency translation adjustment            -               -        (753,000)        (753,000)         (753,000)
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    45,441,000
                                                                                                          ===============
Partners' capital at December 31, 2000...      161,307,000       981,000    (1,521,000)     160,767,000

  2001 income allocation.................       61,367,000     2,774,000           -         64,141,000   $    64,141,000

  Distributions declared.................      (58,826,000)   (2,728,000)          -        (61,554,000)             -

  Issuance of units......................       56,488,000           -             -         56,488,000              -

  Foreign currency translation adjustment            -               -        (325,000)        (325,000)         (325,000)
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    63,816,000
                                                                                                          ===============
Partners' capital at December 31, 2001...      220,336,000     1,027,000    (1,846,000)     219,517,000

  2002 income allocation.................       67,440,000     5,638,000           -         73,078,000   $    73,078,000

  Distributions declared.................      (73,415,000)   (5,649,000)                   (79,064,000)             -

  Issuance of units......................      175,527,000           -             -        175,527,000              -

  Foreign currency translation adjustment            -               -       3,226,000        3,226,000         3,226,000
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    76,304,000
                                                                                                          ===============
Partners' capital at December 31, 2002...   $  389,888,000   $ 1,016,000   $ 1,380,000   $  392,284,000
                                            ==============   ===========   ===========   ==============


Limited partnership units outstanding at
  December 31, 2000......................       18,310,000          (a)          -           18,310,000

Units issued in 2001.....................        1,975,090           -           -            1,975,090
                                            --------------   -----------   -----------    -------------

Limited partnership units outstanding at
   December 31, 2001                            20,285,090          (a)          -           20,285,090

Units issued in 2002.....................        4,910,000           -           -            4,910,000
                                            --------------   -----------   -----------   --------------
Limited Partnership units outstanding at
   December 31, 2002.....................       25,195,090           -(a)        -           25,195,090
                                            ==============   ===========   ===========   ==============

(a)  KPL owns a combined 2% interest in the Partnership as general partner.


                 See notes to consolidated financial statements.

                         KANEB PIPE LINE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PARTNERSHIP ORGANIZATION

     Kaneb Pipe Line Partners, L.P. (the "Partnership"), a master limited partnership, owns and operates a refined petroleum products and fertilizer pipeline business and a petroleum products and specialty liquids storage and terminaling business. Kaneb Pipe Line Company LLC ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC ("KSL"), manages and controls the Partnership through its general partners interest and a 20% (at December 31, 2002) limited partner interest. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPOP. KPL's 1% interest in KPOP is reflected as the minority interest in the financial statements.

     In November of 2002, the Partnership issued 2,095,000 limited Partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the November 2002 fertilizer pipeline acquisition (see Notes 3 and 5).

     In May of 2002, the Partnership issued 1,565,000 limited Partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund its September 2002 acquisition of the Australia and New Zealand terminals (see Note 3).

     In January of 2002, the Partnership issued 1,250,000 limited Partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement (see
Note 5).

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

     Inventories

     Inventories consist primarily of petroleum products purchased for resale in the product sales operations and are valued at the lower of cost or market. Cost is determined by using the weighted-average cost method.

     Property and Equipment

     Property and equipment are carried at historical cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets, as disclosed in Note 4. The rates used for pipeline and storage facilities are the same as those which have been promulgated by the Federal Energy Regulatory Commission.

     Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Partnership. Under SFAS No. 144, the carrying value of property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists. To the extent impairment is indicated to exist, an impairment loss will be recognized based on fair value.

     Revenue and Income Recognition

     The pipeline business provides pipeline transportation of refined petroleum products, liquified petroleum gases, and anhydrous ammonia fertilizer. Pipeline revenues are recognized as services are provided. The Partnership's terminaling services business provides terminaling and other ancillary services. Storage fees are billed one month in advance and are reported as deferred income. Terminaling revenues are recognized in the month services are provided. Revenues for the product sales business are recognized when product is sold and title and risk pass to the customer.

     Foreign Currency Translation

     The Partnership translates the balance sheet of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in Partners' Capital. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

     Excess of Cost Over Fair Value of Net Assets of Acquired Business

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired business) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2002, the Partnership had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Partnership at initial adoption date and at December 31, 2002, the Partnership determined that the implied fair value of its goodwill exceeded carrying value and, therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Partnership for the years ended December 31, 2001 and 2000 was not material.

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

     Income Taxes

     Income (loss) before income tax expense is made up of the following components:

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2002                  2001                  2000
                                                          -------------         -------------        --------------
       Partnership operations........................     $  70,876,000         $  62,002,000        $   43,071,000
       Corporate operations:
            Domestic.................................         2,046,000            (1,594,000)              510,000
            Foreign..................................         4,239,000             3,989,000             3,556,000
                                                          -------------         -------------        --------------
                                                          $  77,161,000         $  64,397,000        $   47,137,000
                                                          =============         =============        ==============

     Partnership operations are not subject to federal or state income taxes. However, certain operations of terminaling operations are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 2002, 2001 and 2000 primarily consists of U.S. and foreign income taxes of $4.1 million, $0.3 million, and $0.9 million, respectively. The net deferred tax liability of $17.8 million and $6.1 million at December 31, 2002 and 2001, respectively, consists of deferred tax liabilities of $41.7 million and $12.5 million, respectively, and deferred tax assets of $23.9 million and $6.4 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating loss carryforwards. The U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $27.6 million which are subject to various limitations on use and expire in years 2009 through 2021.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of the Partnership, which was acquired with Statia on February 28, 2002 (see Note 3), to pay a 2% rate on taxable income, as defined, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. During 1999, the subsidiary and representatives appointed by the governments of the Netherlands Antilles and St. Eustatius completed a draft of a new agreement applicable to the subsidiary and certain affiliates and submitted the draft for approval to each government. The draft as submitted called for the new agreement to be effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015. The subsidiary has proposed certain modifications to the 1999 draft including extension of the expiration of the new agreement to January 1, 2026 to match certain Netherlands Antilles legislation. The subsidiary has accrued amounts which may become payable should the new agreement become effective. On November 1, 2002, the subsidiary received a new draft agreement submitted on behalf of the government of St. Eustatius only, which was formally rejected by the subsidiary. The subsidiary is continuing discussions with representatives of the governments of the Netherlands Antilles and St. Eustatius, but the ultimate outcome cannot be predicted at this time. The subsidiary continues to honor the provisions of the expired Free Zone and Profit Tax Agreement and make payments, as required, under the agreement.

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

     The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. SFAS No. 109, "Accounting for Income Taxes," requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. Management of the Partnership does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

     Cash Distributions

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in the Partnership agreement, to holders of limited partnership units and KPL. Available cash consists generally of all the cash receipts of the Partnership plus the beginning cash balance less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. Distributions of $3.16, $2.90, and $2.80 per unit were declared and paid to unitholders with respect to the years ended December 31, 2002, 2001 and 2000, respectively.

     Allocation of Net Income and Earnings

     Net income or loss is allocated between limited partner interests and the general partner pro rata based on the aggregate amount of cash distributions declared (including general partner incentive distributions). Beginning in 1997, distributions by the Partnership of its available cash reached the Second Target Distribution, as defined in the Partnership agreement, which entitled the general partner to certain incentive distributions at different levels of cash distributions. Earnings per unit shown on the consolidated statements of income are calculated by dividing the amount of limited partners' interest in net income, by the weighted average number of units outstanding.

     Derivative Instruments

     Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on their balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. On January 1, 2001, the Partnership was not a party to any derivative contracts and, accordingly, initial adoption of SFAS No. 133 at that date did not have any effect on the Partnership's result of operations or financial position.

     In September of 2002, KPOP entered into a treasury lock contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The treasury lock contract originally qualified as a cash flow hedging instrument under SFAS No. 133. In October of 2002, KPOP, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the treasury lock contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, which was recognized as a component of interest and other income.

     In March of 2001, KPOP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts were included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million.

     Change in Presentation

     Certain prior year financial statement items have been reclassified to conform with the 2002 presentation.

     Estimates

     The preparation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, early extinguishment of debt is considered a risk management strategy, with resulting gains and losses no longer classified as an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Effective October 1, 2002, the Partnership adopted the provisions of SFAS No. 145 and has reclassified all previously-reported extraordinary losses on debt extinguishment, before minority interest and income taxes, to "Loss on debt extinguishment" in the accompanying consolidated statements of income.

     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The Partnership is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been adopted. Management of the Partnership believes that the application of this interpretation will have no effect on the consolidated financial statements of the Partnership. In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. Management of the Partnership believes that the application of this interpretation will have no effect on the consolidated financial statements of the Partnership.


3.   ACQUISITIONS

     On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was funded with bank debt maturing in January of 2004 (see Note 5). The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At December 31, 2002, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was funded by bank debt maturing in January of 2004 (see Note 5). The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At December 31, 2002, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At December 31, 2002, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On February 28, 2002, the Partnership acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from KPOP's February 2002 public debt offering (see Note 5). In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million was recognized as loss on debt extinguishment in 2002.

     The results of operations and cash flows of Statia are included in the consolidated financial statements of the Partnership since the date of acquisition. Based on the valuations performed, no amounts were assigned to goodwill or to other tangible assets. A summary of the allocation of the Statia purchase price is as follows:

     Current assets...........................................    $  10,898,000
     Property and equipment...................................      320,008,000
     Other assets.............................................           53,000
     Current liabilities......................................      (39,052,000)
     Long-term debt...........................................     (107,746,000)
     Other liabilities........................................       (5,957,000)
                                                                  -------------
         Purchase price.......................................    $ 178,204,000
                                                                  =============

     In connection with the acquisition of Statia, the Partnership has adopted, and is in the final stages of implementing, a plan to relocate and integrate Statia's businesses with the Partnership's existing operations. The plan, which provides for the severance and/or relocation of certain administrative and operating employees and activities, will be fully implemented in early 2003. Costs of $13.9 million incurred in the implementation of the plan, which are recorded in the allocation of the Statia purchase price, include employee severance benefits, relocation costs and lease costs. At December 31, 2002, $7.9 million was accrued for such costs.

     Assuming the Statia acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income and net income per unit would have been $411.3 million, $72.1 million and $2.90, respectively, for the year ended December 31, 2002, and $410.0 million, $63.3 million and $2.81, respectively, for the year ended December 31, 2001.

     On January 3, 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied by the Partnership's revolving credit facility (see Note 5). The acquisition was accounted for using the purchase method of accounting.


4.   PROPERTY AND EQUIPMENT

       The cost of property and equipment is summarized as follows:

                                                       Estimated
                                                         Useful                             December 31,
                                                          Life               --------------------------------------
                                                         (Years)                    2002                  2001
                                                     --------------          ----------------       ---------------

       Land......................................           -                $     72,152,000       $    43,005,000
       Buildings.................................        25 - 35                   27,559,000            10,834,000
       Pipeline and terminaling equipment........        15 - 40                1,032,914,000           534,292,000
       Marine equipment..........................        15 - 30                   84,641,000               -
       Machinery and equipment...................        15 - 40                   34,880,000            32,750,000
       Furniture and fixtures....................        5 - 16                     7,892,000             3,900,000
       Transportation equipment..................         3 - 6                     5,414,000             5,092,000
       Construction work-in-progress.............           -                      23,310,000             9,211,000
                                                                             ----------------       ---------------
       Total property and equipment..............                               1,288,762,000           639,084,000
       Less accumulated depreciation.............                                 196,570,000           157,810,000
                                                                             ----------------       ---------------
       Net property and equipment................                            $  1,092,192,000       $   481,274,000
                                                                             ================       ===============



5.   LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2002                  2001
                                                                              ---------------        --------------
       $275 million revolving credit facility, due in January of 2004....     $   243,000,000        $ 238,900,000
       $250 million 7.75% senior unsecured notes, due in February of 2012         250,000,000               -
       Bridge facility, due in January of 2004...........................         175,000,000               -
       Term loans, due in January of 2004................................          26,330,000            23,724,000
                                                                              ---------------        --------------
       Total long-term debt..............................................     $   694,330,000        $  262,624,000
                                                                              ===============        ==============

     The Partnership has a credit agreement with a group of banks that, as amended, provides for a $275 million unsecured revolving credit facility through January 2, 2004. The credit facility bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and, absent an event of default, the covenants do not restrict distributions to unitholders. At December 31, 2002, the Partnership was in compliance with all covenants. In January 2001, proceeds from the facility were used to repay in full the Partnership's $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred $6.5 million in prepayment penalties which was recognized as loss on debt extinguishment in 2001. An additional $107 million was used to finance the cash portion of the 2001 Shore acquisition (see
Note 3). At December 31, 2002, $243.0 million was drawn on the facility at an interest rate of 2.18%.

     On December 24, 2002, the Partnership entered into a $175 million unsecured bridge loan agreement with a group of banks in connection with its 2002 pipeline acquisitions. The bridge loan agreement, as amended, expires in January of 2004. The bridge loan agreement bears interest at variable rates (2.67% at December 31, 2002) and contains certain operational and financial covenants and, absent an event of default, the covenants do not restrict distributions to unitholders. At December 31, 2002, the Partnership was in compliance with all covenants. The Partnership expects to repay the bridge loan with additional bank borrowings and/or public equity or debt offerings.

     In February of 2002, KPOP issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the Statia acquisition (see Note 3). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of KPOP, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At December 31, 2002, the Partnership was in compliance with all covenants.

     The Partnership, through two wholly-owned subsidiaries, has a credit agreement with a bank that provides for the issuance of term loans in connection with its 1999 United Kingdom terminal acquisition. The term loans ($26.3 million at December 31, 2002), with a fixed rate of 7.25%, are, as amended, due in January of 2004. The term loans under the credit agreement are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants. At December 31, 2002, the Partnership was in compliance with all covenants.


6.   COMMITMENTS AND CONTINGENCIES

     The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2002:

     Year ending December 31:
     2003......................................................   $    6,734,000
     2004......................................................        3,038,000
     2005......................................................          840,000
     2006......................................................          612,000
     2007......................................................          412,000
     Thereafter................................................          360,000
                                                                  --------------
     Total minimum lease payments..............................   $   11,996,000
                                                                  ==============

     Total rent expense under operating leases amounted to $9.4 million, $4.2 million, and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The operations of the Partnership are subject to federal, state and local laws and regulations in the United States and the various foreign locations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $18.7 million at December 31, 2002, including $12.6 million related to acquisitions of pipelines and terminals. During 2002 and 2001, respectively, the Partnership incurred $2.4 million and $5.2 million of costs related to such acquisition reserves and reduced the liability accordingly.

     KPL has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (the date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations.

     Certain subsidiaries of the Partnership acquired with Statia (see Note 3) are parties to a 1996 agreement with Praxair, Inc. ("Praxair"), wherein Praxair has agreed to pay certain environmental costs related to the Point Tupper, Nova Scotia, Canada facility. Based on investigations conducted and information available to date, the potential cost for future remediation and compliance for these matters is estimated at approximately $7.3 million, substantially all of which the Partnership believes is the responsibility of Praxair.

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

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the Partnership's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects  to  incur  future  costs  exceeding  an  additional  $22  million,  for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST believes that such amount will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. All non-participant claims except one have been settled for immaterial amounts with ST Services' portion of such settlements provided by its insurance carrier. ST Services' insurance carrier has assumed the defense of the continuing action and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While the Partnership cannot predict the amount, if any, of any liability it may have in the continuing action or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA and of selecting restoration projects. This process was completed in mid-2002. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. In late November 2002, PEPCO and ST Services entered into a Consent Decree resolving the federal and state trustees' claims for natural resource damages. The decree required payments by ST Services and PEPCO of a total of approximately $3 million to fund the restoration projects and for remaining damage assessment costs. The federal court entered the Consent Decree as a final judgment on December 31, 2002. PEPCO and ST have each paid their 50% share and thus fully performed their payment obligations under the Consent Decree. ST Services' insurance carrier funded ST Services' payment.

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

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim was reached in mid-2002 under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO has also reached a settlement of these claims with the State of Maryland. Accordingly, the Partnership believes that this matter will not have a material adverse effect on its financial condition.

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill. Both parties have pending motions to dismiss the other party's suit. The Partnership believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


7.   RELATED PARTY TRANSACTIONS

     The Partnership has no employees and is managed and controlled by KPL. KPL and KSL are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $27.3 million, $18.1 million, and $17.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, include compensation and benefits paid to officers and employees of KPL and KSL, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $17.7 million, $14.3 million, and $12.3 million of compensation and benefits, paid to officers and employees of KPL and KSL for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Partnership paid $0.6 million in 2002, $0.5 million in 2001, and $0.2 million in 2000 for an allocable portion of KPL's overhead expenses. At December 31, 2002 and 2001, the Partnership owed KPL and KSL $5.4 million and $4.7 million, respectively, for these expenses which are due under normal invoice terms.

8.   BUSINESS SEGMENT DATA

     The Partnership conducts business through three principal segments; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier, the "Terminaling Operations," which provides storage for petroleum products, specialty chemicals and other liquids, and the "Product Sales Operations", which delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests.

     The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2002                2001              2000
                                                                ----------------    ---------------     --------------
       Business segment revenues:
         Pipeline operations..................................  $     82,698,000    $    74,976,000     $   70,685,000
         Terminaling operations...............................       205,971,000        132,820,000         85,547,000
         Product sales operations.............................        97,961,000              -                 -
                                                                ----------------    ---------------     --------------
                                                                $    386,630,000    $   207,796,000     $  156,232,000
                                                                ================    ===============     ==============
       Business segment profit:
         Pipeline operations..................................  $     38,623,000    $    36,773,000     $   36,213,000
         Terminaling operations...............................        65,040,000         45,318,000         23,358,000
         Product sales operations.............................         2,058,000              -                 -
                                                                ----------------    ---------------     --------------
            Operating income..................................       105,721,000         82,091,000         59,571,000
         Interest and other income ...........................         3,570,000          4,277,000            316,000
         Interest expense.....................................       (28,110,000)       (14,783,000)       (12,283,000)
         Loss on debt extinguishment..........................        (3,282,000)        (6,540,000)            -
                                                                ----------------    ---------------     --------------
            Income before minority interest and
              income taxes....................................  $     77,899,000    $    65,045,000     $   47,604,000
                                                                ================    ===============     ==============
       Business segment assets:
         Depreciation and amortization:
            Pipeline operations...............................  $      6,408,000    $     5,478,000     $    5,180,000
            Terminaling operations............................        32,368,000         17,706,000         11,073,000
            Product sales operations..........................           649,000              -                 -
                                                                ----------------    ---------------     --------------
                                                                $     39,425,000    $    23,184,000     $   16,253,000
                                                                ================    ===============     ==============

         Capital expenditures (excluding acquisitions):
            Pipeline operations...............................  $      9,469,000    $     4,309,000     $    3,439,000
            Terminaling operations............................        20,953,000         12,937,000          6,044,000
            Product sales operations..........................           679,000              -                 -
                                                                ----------------    ---------------     --------------
                                                                $     31,101,000    $    17,246,000     $    9,483,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                      2002                2001               2000
                                                                ----------------    ---------------     --------------
         Total assets:
           Pipeline operations................................  $    352,657,000    $   105,156,000     $  102,656,000
           Terminaling operations.............................       844,321,000        443,215,000        272,407,000
            Product sales operations..........................        18,432,000              -                 -
                                                                ----------------    ---------------     --------------
                                                                $  1,215,410,000    $   548,371,000     $  375,063,000
                                                                ================    ===============     ==============

     The following geographical area data includes revenues and operating income based on location of the operating segment and net property and equipment based on physical location.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2002                2001              2000
                                                                ----------------    ---------------     --------------
       Geographical area revenues:
         United States........................................  $    202,124,000    $   186,734,000     $  136,729,000
         United Kingdom.......................................        23,937,000         21,062,000         19,503,000
         Netherlands Antilles.................................       132,387,000              -                 -
         Canada...............................................        23,207,000              -                 -
         Australia and New Zealand............................         4,975,000              -                 -
                                                                ----------------    ---------------     --------------
                                                                $    386,630,000    $   207,796,000     $  156,232,000
                                                                ================    ===============     ==============
       Geographical area operating income:
         United States........................................  $     82,906,000    $    76,575,000     $   55,122,000
         United Kingdom.......................................         7,318,000          5,516,000          4,449,000
         Netherlands Antilles.................................         9,616,000              -                 -
         Canada...............................................         4,398,000              -                 -
         Australia and New Zealand............................         1,483,000              -                 -
                                                                ----------------    ---------------     --------------
                                                                $    105,721,000    $    82,091,000     $   59,571,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                       2002                2001              2000
                                                                ----------------    ---------------     --------------
       Geographical area net property and equipment:
         United States........................................  $    690,178,000    $   440,104,000     $  282,685,000
         United Kingdom.......................................        46,543,000         41,170,000         38,670,000
         Netherlands Antilles.................................       224,810,000              -                 -
         Canada...............................................        78,789,000              -                 -
         Australia and New Zealand............................        51,872,000              -                 -
                                                                ----------------    ---------------     --------------
                                                                $  1,092,192,000    $   481,274,000     $  321,355,000
                                                                ================    ===============     ==============


9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of debt as of December 31, 2002 and 2001 was approximately $709 million and $263 million, as compared to the carrying value of $694 million and $263, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Partnership had no derivative financial instruments at December 31, 2002.

     The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 2002. No customer constituted 10 percent or more of consolidated revenues in 2002, 2001 and 2000.


10.  QUARTERLY FINANCIAL DATA (unaudited)

     Quarterly operating results for 2002 and 2001 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,          September 30,      December 31,
                                            ----------------    ----------------    ---------------     --------------
       2002:
       Revenues.......................      $     67,642,000    $    100,702,000    $   103,304,000     $  114,982,000
                                            ================    ================    ===============     ==============

       Operating income...............      $     23,225,000    $     27,756,000    $    27,870,000     $   26,870,000
                                            ================    ================    ===============     ==============

       Net income.....................      $     17,242,000    $     16,962,000(a) $    19,296,000     $   19,578,000(b)
                                            ================    ================    ===============     ==============
       Allocation of net income
         per unit.....................      $           0.75    $           0.70    $          0.77     $         0.74
                                            ================    ================    ===============     ==============
       2001:
       Revenues.......................      $     48,069,000    $     52,952,000    $    53,403,000     $   53,372,000
                                            ================    ================    ===============     ==============

       Operating income...............      $     18,335,000    $     21,871,000    $    22,076,000     $   19,809,000
                                            ================    ================    ===============     ==============

       Net income.....................      $      8,189,000(c) $     20,933,000(d) $    18,338,000     $   16,681,000
                                            ================    ================    ===============     ==============
       Allocation of net income
         per unit.....................      $           0.38    $           1.01    $          0.86     $         0.78
                                            ================    ================    ===============     ==============


(a)  Includes loss on debt extinguishment of approximately $1.9 million.
(b) Includes loss on debt extinguishment of approximately $1.2 million and gain on interest rate lock transaction at approximately $3.0 million.
(c) Includes loss on debt extinguishment of approximately $6.5 million and gain on interest rate lock transaction of approximately $0.6 million.
(d)  Includes  gain on interest  rate lock  transaction  of  approximately  $3.2 million.

11.  SUBSEQUENT EVENT

     On March 21, 2003, the Partnership issued 3,000,000 limited Partnership units in a public offering at $36.54 per unit, generating approximately $104.8 million in net proceeds. The proceeds will be used to reduce the amount of indebtedness under the Partnership's bridge facility.

                                                                     Schedule II

                         KANEB PIPE LINE PARTNERS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                    Additions
                                                         -----------------------------
                                        Balance at       Charged to         Charged to                     Balance at
                                       Beginning of       Costs and           Other                          End of
                                          Period          Expenses           Accounts       Deductions       Period
                                       ------------      -----------       -----------      ----------     ----------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...   $        278      $       925       $       841(a)   $     (279)(b) $   1,765
                                       ============      ===========       ===========      ==========     =========

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...   $        250      $       124       $       -        $      (96)(b) $     278
                                       ============      ===========       ===========      ==========     =========

Year Ended December 31, 2000:
   For doubtful receivables
     classified as current assets...   $        278      $       400       $       -        $     (428)(b) $     250
                                       ============      ===========       ===========      ==========     =========


Notes:
     (a)  Allowance for doubtful receivables from 2002 acquisitions.
     (b)  Receivable write-offs and reclassifications, net of recoveries.

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

                                       KANEB PIPE LINE PARTNERS, L.P.
                                       By:  Kaneb Pipe Line Company LLC
                                            General Partner

                                       By:     //s//EDWARD D. DOHERTY
                                          --------------------------------------
                                          Chairman of the Board and
                                          Chief  Executive Officer
                                          Date: March 28, 2003


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Partners, L.P. and in the capacities with Kaneb Pipe Line Company LLC and on the date indicated.

      Signature                                                       Title                      Date

Principal Executive Officer
        //s// EDWARD D. DOHERTY                                Chairman of the Board         March 28, 2003
----------------------------------------                       and Chief Executive Officer
Principal Accounting Officer
       //s//  HOWARD C. WADSWORTH                              Vice President                March 28, 2003
----------------------------------------                       Treasurer & Secretary
Directors

       //s// SANGWOO AHN                                       Director                      March 28, 2003
----------------------------------------

       //s// JOHN R. BARNES                                    Director                      March 28, 2003
----------------------------------------

       //s// MURRAY R. BILES                                   Director                      March 28, 2003
----------------------------------------

       //s// FRANK M. BURKE, JR.                               Director                      March 28, 2003
----------------------------------------

       //s// CHARLES R. COX                                    Director                      March 28, 2003
----------------------------------------

      //s//  HANS KESSLER                                      Director                      March 28, 2003
----------------------------------------

      //s//  JAMES R. WHATLEY                                  Director                      March 28, 2003
----------------------------------------


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Edward D. Doherty, Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Partners, L.P. certify that:

1. I have reviewed this annual report on Form 10-K of Kaneb Pipe Line Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                                //s// EDWARD D. DOHERTY
                                           -------------------------------------
                                           Edward D. Doherty
                                           Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Partners, L.P. certify that:

1. I have reviewed this annual report on Form 10-K of Kaneb Pipe Line Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                                //s// HOWARD C. WADSWORTH
                                           -------------------------------------
                                           Howard C. Wadsworth
                                           Chief Financial Officer