Form 10-Q
period 2003-06-30
KANEB PIPE LINE PARTNERS L P
filed 2003-08-14
CIK 853890

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

Number of Units of the Registrant outstanding at July 31, 2003: 28,317,590

--------------------------------------------------------------------------------

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

                                                                                               Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Six Months Ended
                      June 30, 2003 and 2002                                                         1

                  Condensed Consolidated Balance Sheets - June 30, 2003
                      and December 31, 2002                                                          2

                  Condensed Consolidated Statements of Cash Flows - Six
                      Months Ended June 30, 2003 and 2002                                            3

                  Notes to Consolidated Financial Statements                                         4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                  14

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                          21

Item 4.           Controls and Procedures                                                            21

                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                   22



KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------
Revenues:
    Services                                           $       89,461  $      73,674  $     176,155  $      132,762
    Products                                                   57,487         27,028        111,550          35,582
                                                       --------------  -------------  -------------  --------------
       Total revenues                                         146,948        100,702        287,705         168,344
                                                       --------------  -------------  -------------  --------------

Costs and expenses:
     Cost of products sold                                     51,314         25,103         99,200          32,932
     Operating costs                                           43,515         32,624         83,973          57,763
     Depreciation and amortization                             13,604          9,993         26,626          17,106
     General and administrative                                 5,474          5,226         11,267           9,562
                                                       --------------  -------------  -------------  --------------
       Total costs and expenses                               113,907         72,946        221,066         117,363
                                                       --------------  -------------  -------------  --------------

Operating income                                               33,041         27,756         66,639          50,981
Interest and other income                                           1            110             89             181
Interest expense                                               (8,903)        (7,653)       (17,518)        (12,930)
Loss on debt extinguishment                                     -             (1,957)          -             (2,112)
                                                       --------------  -------------  -------------  --------------
Income before minority interest, income
    taxes and cumulative effect of change in
    accounting principle                                       24,139         18,256         49,210          36,120
Minority interest in net income                                  (229)          (171)          (465)           (345)
Income tax expense                                             (1,310)        (1,123)        (2,739)         (1,571)
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of change
    in accounting principle                                    22,600         16,962         46,006          34,204

Cumulative effect of change in accounting
    principle - adoption of new accounting
    standard for asset retirement obligations                   -               -            (1,577)          -
                                                       --------------  -------------  -------------  --------------
       Net income                                              22,600         16,962         44,429          34,204

General partner's interest in net income                       (1,954)        (1,389)        (3,899)         (2,698)
                                                       --------------  -------------  -------------  --------------
Limited partners' interest in net income               $       20,646  $      15,573  $      40,530  $       31,506
                                                       ==============  =============  =============  ==============

Allocation of net income per unit:
    Before cumulative effect of change in
      accounting principle                             $          .73  $         .70   $       1.56  $         1.45
    Cumulative effect of change in accounting
      principle                                                 -               -              (.06)           -
                                                       --------------  -------------   ------------  --------------
                                                       $          .73  $         .70   $       1.50  $         1.45
                                                       ==============  =============   ============  ==============
Weighted average number of limited
   partnership units outstanding                               28,318         22,292         26,937          21,798
                                                       ==============  =============  =============  ==============


                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,                December 31,
                                                                                2003                     2002
                                                                           -------------            ---------------
                                                                             (Unaudited)
         ASSETS
Current assets:
    Cash and cash equivalents                                              $      40,321             $       22,028
    Accounts receivable                                                           50,482                     48,926
    Inventories                                                                    6,496                      4,922
    Prepaid expenses and other                                                    10,370                      8,498
                                                                           -------------             --------------
         Total current assets                                                    107,669                     84,374
                                                                           -------------             --------------

Property and equipment                                                         1,323,233                  1,288,762
Less accumulated depreciation                                                    222,023                    196,570
                                                                           -------------             --------------
     Net property and equipment                                                1,101,210                  1,092,192
                                                                           -------------             --------------

Investment in affiliates                                                          25,947                     25,604

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                          17,326                     13,240
                                                                           -------------             --------------
                                                                           $   1,252,152             $    1,215,410
                                                                           =============             ==============

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current portion of long-term debt                                      $      26,997             $        -
    Accounts payable                                                              26,177                     22,064
    Accrued expenses                                                              32,142                     32,937
    Accrued distributions payable                                                 25,130                     21,639
    Accrued interest payable                                                       9,800                      7,896
    Accrued terminaling fees                                                       6,402                      6,246
    Payable to general partner                                                     5,175                      5,403
                                                                           -------------             --------------
         Total current liabilities                                               131,823                     96,185
                                                                           -------------             --------------

Long-term debt, less current portion                                             579,435                    694,330

Other liabilities and deferred taxes                                              38,746                     31,581

Minority interest                                                                  1,062                      1,030

Commitments and contingencies

Partners' capital                                                                501,086                    392,284
                                                                           -------------             --------------
                                                                           $   1,252,152             $    1,215,410
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                           ----------------------------------------
                                                                                2003                      2002
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      44,429             $       34,204
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              26,626                     17,106
       Minority interest in net income                                               465                        345
       Equity in earnings of affiliates, net of distributions                       (343)                       375
       Deferred income taxes                                                       1,916                      1,196
       Cumulative effect of change in accounting principle                         1,577                      -
       Changes in working capital components                                         148                    (10,076)
                                                                           -------------             --------------
         Net cash provided by operating activities                                74,818                     43,150
                                                                           -------------             --------------

Investing activities:
   Acquisitions, net of cash acquired                                               -                      (181,682)
   Capital expenditures                                                          (22,512)                   (14,218)
   Other                                                                             154                       (363)
                                                                           -------------             --------------
         Net cash used in investing activities                                   (22,358)                  (196,263)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              286,377                    496,087
   Payments of debt                                                             (382,831)                  (351,647)
   Distributions, including minority interest                                    (46,769)                   (34,759)
   Net proceeds from issuance of limited
     partnership units                                                           109,056                    108,790
                                                                           -------------             --------------
         Net cash provided by (used in) financing activities                     (34,167)                   218,471
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             18,293                     65,358
Cash and cash equivalents at beginning of period                                  22,028                      7,903
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      40,321             $       73,261
                                                                           =============             ==============
Supplemental cash flow information:
   Cash paid for interest                                                  $      14,269             $        8,446
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at June 30, 2003 and the consolidated results of their operations and cash flows for the periods ended June 30, 2003 and 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


2.   ACQUISITIONS AND FINANCINGS

     In January of 2002, the Partnership issued 1,250,000 limited Partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement.

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At June 30, 2003, the Partnership was in compliance with all covenants.

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

     In May of 2002, the Partnership issued 1,565,000 limited Partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds was used to fund its September 2002 acquisition of the Australia and New Zealand terminals.

     On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At June 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At June 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In November of 2002, the Partnership issued 2,095,000 limited Partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the fertilizer pipeline acquisition.

     On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At June 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In March of 2003, the Partnership issued 3,122,500 limited Partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under the Partnership's bridge facility.

     In April of 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At June 30, 2003, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At June 30, 2003, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Net income                                      $    22,600     $    16,962        $    44,429     $    34,204
     Foreign currency translation
        adjustment                                         4,088           1,035              6,880             627
     Unamoritized loss on interest rate
        hedging transaction (Note 2)                      (1,771)          -                 (1,771)          -
                                                     -----------     -----------        -----------     -----------
     Comprehensive income                            $    24,917     $    17,997        $    49,538     $    34,831
                                                     ===========     ===========        ===========     ===========

     Accumulated other comprehensive income aggregated $6.5 million and $1.4 million at June 30, 2003 and December 31, 2002, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in the Partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.81 per unit for the first quarter of 2003 was paid on May 15, 2003. A cash distribution of $0.81 per unit for the second quarter of 2003 was declared to holders of record on July 31, 2003 and will be paid on August 14, 2003.


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

     By letter  dated July 26, 2001,  the United  States  Department  of Justice
     ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment which, in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup-related costs of $70 million to $75 million. PEPCO may continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST believes that such amount will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement was consummated in 2002 and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims were settled and dismissed with prejudice.

     A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. All non-participant claims have been settled for immaterial amounts with ST Services' portion of such settlements provided by its insurance carrier. ST Services' insurance carrier assumed the defense of all of these actions and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While the Partnership cannot predict the amount, if any, of any liability it may have in other potential suits relating to this matter, it believes that such potential plaintiffs' claims would be covered by insurance and therefore these actions would not have a material adverse effect on its financial condition.

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

     In 2001 the U.S. Department of Transportation ("DOT") issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. ST Services does not anticipate any further hearings on the subject and is still awaiting the DOT's ruling.

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim was reached in mid-2002 under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO also reached a settlement of these claims with the State of Maryland. Accordingly, the Partnership believes that this matter will not have a material adverse effect on its financial condition.

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill and other alleged spill-related costs. Pursuant to a court-approved stipulation between ST Services and PEPCO, the District of Columbia action will be dismissed without prejudice, such that the federal case in Maryland will be the operative litigation for resolution of the parties' liabilities to each other. ST Services' insurer is paying for the cost of defending PEPCO's claims against ST Services. The Partnership believes that any costs or damages resulting from this lawsuit will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


6.   BUSINESS SEGMENT DATA

     The Partnership conducts business through three principal operations: the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier; the "Terminaling Operations," which provides storage for petroleum products, specialty chemicals and other liquids; and the "Product Sales Operations", which delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial interests.

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Business segment revenues:
       Pipeline operations                           $    29,350     $    19,322        $    57,358     $    36,948
       Terminaling operations                             60,111          54,352            118,797          95,814
       Product sales operations                           57,487          27,028            111,550          35,582
                                                     -----------     -----------        -----------     -----------
                                                     $   146,948     $   100,702        $   287,705     $   168,344
                                                     ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                           $    12,220     $     9,483        $    24,197     $    17,934
       Terminaling operations                             17,795          17,848             35,835          32,484
       Product sales operations                            3,026             425              6,607             563
                                                     -----------     -----------        -----------     -----------
         Operating income                                 33,041          27,756             66,639          50,981
       Interest and other income                               1             110                 89             181
       Interest expense                                   (8,903)         (7,653)           (17,518)        (12,930)
       Loss on debt extinguishment                           -            (1,957)               -            (2,112)
                                                     -----------     -----------        -----------     -----------

     Income before minority interest,
       income taxes and cumulative
       effect of change in accounting
       principle                                     $    24,139     $    18,256        $    49,210     $    36,120
                                                     ===========     ===========        ===========     ===========


                                                                                          June 30,     December 31,
                                                                                            2003           2002
                                                                                       -------------   -------------
                                                                                              (in thousands)
     Total assets:
        Pipeline operations                                                            $     351,789   $     352,657
        Terminaling operations                                                               861,598         844,321
        Product sales operations                                                              38,765          18,432
                                                                                       -------------   -------------
                                                                                       $   1,252,152   $   1,215,410
                                                                                       =============   =============

7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $5.7 million and recognized a cumulative effect of change in accounting principle of $1.6 million for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. At June 30, 2003, the Partnership had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2002, was not material to the results of operations of the Partnership for the three and six month periods ended June 30, 2003 and 2002, respectively.

     Effective January 1, 2003, the Partnership adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Partnership.

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

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  discussion   should  be  read  in  conjunction   with  the  condensed
     consolidated financial statements of Kaneb Pipe Line Partners, L.P. (the "Partnership") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    29,350     $    19,322        $    57,358     $    36,948
     Operating costs                                      12,841           7,615             24,082          14,091
     Depreciation and amortization                         3,511           1,374              7,008           2,747
     General and administrative                              778             850              2,071           2,176
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    12,220     $     9,483        $    24,197     $    17,934
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and six month periods ended June 30, 2003, revenues increased by $10.0 million, or 52%, and $20.4 million, or 55%, respectively, compared to the same 2002 periods, due primarily to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Because tariff rates are regulated, the pipelines compete primarily on the basis of quality of services, including delivery of products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 5.2 billion and 4.6 billion for the three months ended June 30, 2003 and 2002, respectively, and 10.4 billion and 8.8 billion for the six months ended June 30, 2003 and 2002, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $5.2 million and $10.0 million for the three and six month periods ended June 30, 2003, respectively, when compared to 2002, due to the pipeline acquisitions and increases in power and fuel costs. For the three and six months ended June 30, 2003, depreciation and amortization increased by $2.1 million and $4.3 million, respectively, when compared to the same 2002 periods, due primarily to the pipeline acquisitions. General and administrative costs include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs.

     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    60,111     $    54,352        $   118,797     $    95,814
     Operating costs                                      28,058          24,070             55,335          42,388
     Depreciation and amortization                         9,856           8,412             19,100          14,085
     General and administrative                            4,402           4,022              8,527           6,857
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    17,795     $    17,848        $    35,835     $    32,484
                                                     ===========     ===========        ===========     ===========

     For the three and six month periods ended June 30, 2003, terminaling revenues increased by $5.8 million, or 11%, and $23.0 million, or 24%, respectively, when compared to the same 2002 periods, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and increases in the average price realized per barrel of tankage utilized. Approximately $21 million of the revenue increase for the six months ended June 30, 2003 was a result of the terminal acquisitions. Average annual tankage utilized for the three and six month periods ended June 30, 2003 was 47.9 million and 47.7 million barrels, respectively, compared to 49.1 million and 44.0 million barrels, respectively, for the same prior year periods. For the three and six month periods ended June 30, 2003, average annualized revenues per barrel of tankage utilized increased to $5.04 and $5.02 per barrel, respectively, compared to $4.44 and $4.39 per barrel, respectively, for the same prior year periods, due to changes in product mix resulting from the terminal acquisitions and more favorable domestic market conditions.

     For the three and six month periods ended June 30, 2003, operating costs increased by $4.0 million and $12.9 million, respectively, when compared to the same 2002 periods, a result of the terminal acquisitions. For the three and six months ended June 30, 2003, depreciation and amortization increase by $1.4 million and $5.0 million, respectively, when compared to the same 2002 periods, due also to the terminal acquisitions. General and administrative costs for the three and six month periods ended June 30, 2003, increased by $0.4 million and $1.7 million, respectively, when compared to the same 2002 period, a result of the acquisitions and increases in personnel-related costs.

     Product Sales Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    57,487     $    27,028        $   111,550     $    35,582
     Cost of products sold                                51,314          25,103             99,200          32,932
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     6,173     $     1,925        $    12,350     $     2,650
                                                     ===========     ===========        ===========     ===========
     Operating income                                $     3,026     $       425        $     6,607     $       563
                                                     ===========     ===========        ===========     ===========

     The product sales business, which was acquired with Statia (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial interests. For the three months ended June 30, 2003, product sales revenues, gross margin and operating income increased by $30.5 million, $4.2 million and $2.6 million, respectively, when compared to the same 2002 period, due to increases in both sales price and volumes sold. For the six months ended June 30, 2003, product sales revenues, gross margin and operating income increased $76.0 million, $9.7 million and $6.0 million, respectively, when compared to the same 2002 period. The results of operations for the comparable periods ended June 30, 2002 include the operations of the product sales business since the date of acquisition, February 28, 2002. Product inventories are maintained at minimum levels to meet customer's needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three and six months ended June 30, 2003, interest expense increased by $1.3 million and $4.6 million, respectively, compared to the same 2002 periods, due to increases in debt resulting from the 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.

     Income Taxes

     Certain operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries was $1.3 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, and $2.7 million and $1.6 million, for the six months ended June 30, 2003 and 2002, respectively.

     Liquidity and Capital Resources

     Cash provided by operations was $74.8 million and $43.2 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash provided by operations for the six months ended June 30, 2003, compared to the same 2002 period, was due primarily to the 2002 acquisitions and changes in working capital components resulting from the timing of cash receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures but excluding acquisitions, were $22.5 million for the six months ended June 30, 2003, compared to $14.2 million during the same 2002 period. The increase in capital expenditures for the six months ended June 30, 2003, when compared to the same 2002 period, is the result of planned maintenance and expansion capital expenditures related to the pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods,  adequate  pipeline  capacity  existed to  accommodate  volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. The Partnership anticipates that capital expenditures
     (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million in 2003. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in the Partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.81 per unit for the first quarter of 2003 was paid on May 15, 2003. A cash distribution of $0.81 per unit for the second quarter of 2003 was declared to holders of record on July 31, 2003 and will be paid on August 14, 2003.

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

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At June 30, 2003, the Partnership was in compliance with all covenants.

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

     In May of 2002, the Partnership issued 1,565,000 limited Partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds was used to fund its September 2002 acquisition of the Australia and New Zealand terminals.

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

     In April of 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At June 30, 2003, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At June 30, 2003, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     Information regarding the Partnership's Critical Accounting Policies is included in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


     Recent Accounting Pronouncement

     In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The Partnership does not expect SFAS No. 149, which is effective for derivative contracts and hedging relationships entered into or modified after June 20, 2003, to have a significant impact on the Partnership's consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks pursuant to this Item (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios and fluctuations of petroleum product prices on inventories held for resale.

The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $79.4 million at June 30, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $0.8 million.

The product sales business purchases refined petroleum products for resale as bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.


Item 4. Controls and Procedures.

Included in its Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). Management believes that the Partnership's existing disclosure controls and procedures have been effective to accomplish these objectives.

Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

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

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                           Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1*Kaneb LLC 2002 Long Term Incentive Plan, effective July 18, 2002, as amended July 31, 2003, filed herewith.

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          *    Denotes management contract.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed May 12, 2003

          Current Report on Form 8-K,filed May 20, 2003

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KANEB PIPE LINE PARTNERS, L.P.
                                    (Registrant)
                                    By  KANEB PIPE LINE COMPANY LLC
                                       (Managing General Partner)



Date:  August 14, 2003                       //s//
                                   ---------------------------------------------
                                   Howard C. Wadsworth
                                   Vice President, Treasurer and Secretary

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Edward D. Doherty, Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Partners, L.P. certify that:

1.   I have reviewed this report on Form 10-Q of Kaneb Pipe Line Partners, L.P.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 14, 2003

                                                  //s//
                                       -----------------------------------------
                                       Edward D. Doherty
                                       Chief Executive Officer

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Partners, L.P. certify that:

1.   I have reviewed this report on Form 10-Q of Kaneb Pipe Line Partners, L.P.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   August 14, 2003
                                                 //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Chief Financial Officer

                                                                    Exhibit 32.1



                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:   August 14, 2003

                                                  //s//
                                       -----------------------------------------
                                       Edward D. Doherty
                                       Chief Executive Officer




A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:   August 14, 2003
                                                 //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)



A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.