Form 10-Q
period 2004-06-30
KANEB PIPE LINE PARTNERS L P
filed 2004-08-09
CIK 853890

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

                  For the Quarterly Period Ended June 30, 2004

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

Number of Units of the Registrant outstanding at July 30, 2004: 28,317,590.

--------------------------------------------------------------------------------

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

                                                                                                  Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Six Months Ended
                      June 30, 2004 and 2003                                                         1

                  Condensed Consolidated Balance Sheets - June 30, 2004
                      and December 31, 2003                                                          2

                  Condensed Consolidated Statements of Cash Flows - Six
                      Months Ended June 30, 2004 and 2003                                            3

                  Notes to Consolidated Financial Statements                                         4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                 13

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                         24

Item 4.           Controls and Procedures                                                           24

                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                  25


KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------



                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003            2004           2003
                                                       --------------  -------------  -------------  --------------
Revenues:
    Services                                           $       94,058  $      89,461  $     184,756  $      176,155
    Products                                                   59,900         57,487        115,615         111,550
                                                       --------------  -------------  -------------  --------------
       Total revenues                                         153,958        146,948        300,371         287,705
                                                       --------------  -------------  -------------  --------------
Costs and expenses:
    Cost of products sold                                      55,167         51,314        106,206          99,200
    Operating costs                                            43,105         42,740         86,315          83,198
    Depreciation and amortization                              13,729         13,604         27,627          26,626
    General and administrative                                  6,307          6,249         12,011          12,042
                                                       --------------  -------------  -------------  --------------
       Total costs and expenses                               118,308        113,907        232,159         221,066
                                                       --------------  -------------  -------------  --------------

Operating income                                               35,650         33,041         68,212          66,639

Interest and other income                                          35              1             40              89
Interest expense                                              (10,512)        (8,903)       (20,948)        (17,518)
                                                       --------------  -------------  -------------  --------------

Income before minority interest, income
    taxes and cumulative effect of change in
    accounting principle                                       25,173         24,139         47,304          49,210
Minority interest in net income                                  (245)          (229)          (455)           (465)
Income tax expense                                               (642)        (1,310)        (1,794)         (2,739)
                                                       --------------  -------------  -------------  --------------

Income before cumulative effect of change
    in accounting principle                                    24,286         22,600         45,055          46,006

Cumulative effect of change in accounting
    principle - adoption of new accounting
    standard for asset retirement obligations                   -               -              -             (1,577)
                                                       --------------  -------------  -------------  --------------

       Net income                                              24,286         22,600         45,055          44,429

General partner's interest in net income                       (2,490)        (1,954)        (4,772)         (3,899)
                                                       --------------  -------------  -------------  --------------
Limited partners' interest in net income               $       21,796  $      20,646  $      40,283  $       40,530
                                                       ==============  =============  =============  ==============

Allocation of net income per unit:
    Before cumulative effect of change in
      accounting principle                             $         .77   $         .73  $        1.42  $         1.56
    Cumulative effect of change in accounting
      principle                                                 -               -              -               (.06)
                                                       -------------   -------------  -------------  --------------
                                                       $         .77   $         .73  $        1.42  $         1.50
                                                       =============   =============  =============  ==============
Weighted average number of limited
   partnership units outstanding                               28,318         28,318         28,318          26,937
                                                       ==============  =============  =============  ==============



                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,              December 31,
                                                                                2004                    2003
                                                                         -----------------       ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        39,596       $        38,626
    Accounts receivable                                                             59,295                51,864
    Inventories                                                                     14,167                 9,324
    Prepaid expenses and other                                                      11,637                 9,205
                                                                           ---------------       ---------------
        Total current assets                                                       124,695               109,019
                                                                           ---------------       ---------------

Property and equipment                                                           1,385,315             1,360,319
Less accumulated depreciation                                                      272,486               247,349
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,112,829             1,112,970
                                                                           ---------------       ---------------

Investment in affiliates                                                            25,953                25,456

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                            17,299                17,237
                                                                           ---------------       ---------------
                                                                           $     1,280,776       $     1,264,682
                                                                           ===============       ===============


     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                       $        38,572       $        27,941
    Accrued expenses                                                                38,257                35,673
    Accrued distributions payable                                                   26,950                26,344
    Accrued interest payable                                                         8,403                 9,297
    Deferred terminaling fees                                                        8,067                 7,061
    Payable to general partner                                                       3,048                 3,630
                                                                           ---------------       ---------------
        Total current liabilities                                                  123,297               109,946
                                                                           ---------------       ---------------

Long-term debt                                                                     629,887               617,696

Other liabilities and deferred taxes                                                43,996                43,451

Minority interest                                                                      961                 1,018

Commitments and contingencies

Partners' capital                                                                  482,635               492,571
                                                                           ---------------       ---------------
                                                                           $     1,280,776       $     1,264,682
                                                                           ===============       ===============


                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                           ----------------------------------------
                                                                                2004                      2003
                                                                           -------------             --------------

Operating activities:
   Net income                                                              $      45,055             $       44,429
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              27,627                     26,626
       Minority interest in net income                                               455                        465
       Equity in earnings of affiliates, net of distributions                       (497)                      (343)
       Deferred income taxes                                                        (230)                     1,916
       Gain on sale of assets                                                       (792)                     -
       Cumulative effect of change in accounting principle                          -                         1,577
       Changes in working capital components                                      (1,905)                       148
                                                                           -------------             --------------
         Net cash provided by operating activities                                69,713                     74,818
                                                                           -------------             --------------
Investing activities:
   Capital expenditures                                                          (17,340)                   (22,512)
   Acquisitions                                                                  (12,478)                     -
   Other                                                                            (737)                       154
                                                                           -------------             --------------
         Net cash used in investing activities                                   (30,555)                   (22,358)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                               14,500                    286,377
   Payments of debt                                                                 -                      (382,831)
   Distributions, including minority interest                                    (52,688)                   (46,769)
   Net proceeds from issuance of limited partnership units                          -                       109,056
                                                                           -------------             --------------
         Net cash used in financing activities                                   (38,188)                   (34,167)
                                                                           -------------             --------------

Increase in cash and cash equivalents                                                970                     18,293
Cash and cash equivalents at beginning of period                                  38,626                     22,028
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      39,596             $       40,321
                                                                           =============             ==============
Supplemental cash flow information - cash paid for interest                $      20,558             $       14,269
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and six month periods ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at June 30, 2004, and the consolidated results of their operations and cash flows for the periods ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year financial statement items have been reclassified to conform with the 2004 presentation.


2.   FINANCINGS

     In March of 2003, the Partnership issued 3,122,500 limited Partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under the Partnership's bridge facility.

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At June 30, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2004, $68.7 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At June 30, 2004, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2004 and 2003, is as follows:

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Net income                                      $    24,286     $    22,600        $    45,055     $    44,429
     Foreign currency translation
        adjustment                                        (2,036)          4,088             (2,269)          6,880
     Unamoritized loss on interest rate
        hedging transaction (Note 2)                          37          (1,771)                82          (1,771)
                                                     -----------     -----------        -----------     -----------
     Comprehensive income                            $    22,287     $    24,917        $    42,868     $    49,538
                                                     ===========     ===========        ===========     ===========

     Accumulated other comprehensive income aggregated $10.1 million and $12.2 million at June 30, 2004 and December 31, 2003, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.84 per unit with respect to the first quarter of 2004 was paid on May 14, 2004. A cash distribution of $0.855 per unit with respect to the second quarter of 2004 was declared to the holders of record on July 30, 2004 and will be paid on August 13, 2004.


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

     Certain subsidiaries of the Partnership were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned before 1978, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it had incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. The DOT granted ST Services' request to extend the time to file a motion to reconsider the final order. ST Services has moved for reconsideration of the order based on facts which were not previously available to the DOT and ST Services.

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

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Partnership.


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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Business segment revenues:
       Pipeline operations                           $    30,610     $    29,350        $    58,513     $    57,358
       Terminaling operations                             63,448          60,111            126,243         118,797
       Product sales operations                           59,900          57,487            115,615         111,550
                                                     -----------     -----------        -----------     -----------
                                                     $   153,958     $   146,948        $   300,371     $   287,705
                                                     ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                           $    12,024     $    12,220        $    23,234     $    24,197
       Terminaling operations                             20,876          17,795             39,360          35,835
       Product sales operations                            2,750           3,026              5,618           6,607
                                                     -----------     -----------        -----------     -----------
         Operating income                                 35,650          33,041             68,212          66,639
       Interest and other income                              35               1                 40              89
       Interest expense                                  (10,512)         (8,903)           (20,948)        (17,518)
                                                     -----------     -----------        -----------     -----------

     Income before minority interest,
       income taxes and cumulative
       effect of change in accounting
       principle                                     $    25,173     $    24,139        $    47,304     $    49,210
                                                     ===========     ===========        ===========     ===========

                                                                                          June 30,     December 31,
                                                                                            2004           2003
                                                                                       -------------   ---------------
                                                                                              (in thousands)
     Total assets:
        Pipeline operations                                                            $     351,553   $     352,901
        Terminaling operations                                                               871,785         874,185
        Product sales operations                                                              57,438          37,596
                                                                                       -------------   -------------
                                                                                       $   1,280,776   $   1,264,682
                                                                                       =============   =============


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $1.6 million for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Partnership did not record a retirement obligation for certain of its pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At June 30, 2004, the Partnership had no assets which were legally restricted for purposes of settling asset retirement obligations. The application of SFAS No. 143 did not have a material impact on the results of operations of the Partnership for the three and six months ended June 30, 2004 or 2003.

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Partnership.

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

     Overview

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of Kaneb Services LLC, formed the Partnership to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of the Partnership through its general partner interest and an 18% (at June 30, 2004) limited partner interest. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPOP.

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

     The Partnership's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling businesses in the United States. In the United States, the Partnership operates 37 facilities in 20 states. The Partnership also owns and operates six terminals located in the United Kingdom, eight terminals in Australia and New Zealand, a terminal on the Island of St. Eustatius, Netherlands Antilles, and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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

     Consolidated Results of Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                (in thousands - except per unit amounts)

     Revenues                                        $   153,958     $   146,948        $   300,371     $   287,705
                                                     ===========     ===========        ===========     ===========
     Operating Income                                $    35,650     $    33,041        $    68,212     $    66,639
                                                     ===========     ===========        ===========     ===========

     Income before cumulative effect of
         change in accounting principle              $    24,286     $    22,600        $    45,055     $    46,006
     Cumulative effect of change in
         accounting principle                               -              -                   -             (1,577)
                                                     -----------     -----------        -----------     -----------
     Net income                                      $    24,286     $    22,600        $    45,055     $    44,429
                                                     ===========     ===========        ===========     ===========

     Allocation of net income per unit:
         Before cumulative effect of change
              in accounting principle                $      0.77     $      0.73        $      1.42     $      1.56
         Cumulative effect of change
              in accounting principle                      -              -                   -               (0.06)
                                                     -----------     -----------        -----------     -----------
                                                     $      0.77     $      0.73        $      1.42     $      1.50
                                                     ===========     ===========        ===========     ===========
     Cash distributions declared per unit            $     0.855     $     0.810        $     1.695     $     1.620
                                                     ===========     ===========        ===========     ===========
     Capital expenditures, excluding
         acquisitions                                $     9,993     $    10,778        $    17,340     $    22,512
                                                     ===========     ===========        ===========     ===========

     For the three months ended June 30, 2004, revenues increased by $7.0 million, or 5%, when compared to the second quarter of 2003, due to a $3.3 million increase in terminaling business revenues, a $2.4 million increase in product sales revenues and a $1.3 million increase in pipeline revenues. Operating income for the three months ended June 30, 2004 increased by $2.6 million, or 8%, when compared to the same period in 2003, due to a $3.1 million increase in terminaling operating income, partially offset by a $0.3 million decrease in product sales operating income and a $0.2 million decrease in pipeline operating income. For the three months ended June 30, 2004, interest expense increased by $1.6 million, when compared to the same period in 2003. Overall, net income for the three months ended June 30, 2004 increased by $1.7 million, or 7%, when compared to the three months ended June 30, 2003.

     For the six months ended June 30, 2004, revenues increased by $12.7 million, or 4%, when compared to the same 2003 period, due to a $7.4 million increase in terminaling business revenues, a $4.1 million increase in product sales revenues and a $1.2 million increase in pipeline revenues. Operating income for the six months ended June 30, 2004 increased by $1.6 million, or 2%, when compared to the same period in 2003, due to a $3.5 million increase in terminaling operating income, partially offset by a $1.0 million decrease in product sales operating income and a $1.0 million decrease in pipeline operating income. Interest expense for the six months ended June 30, 2004 increased by $3.4 million, when compared to the six months ended June 30, 2003. Income before cumulative effect of change in accounting principle for the six months ended June 30, 2004 decreased by $1.0 million, or 2%, when compared to the first six months of 2003. Overall, net income for the six months ended June 30, 2004 increased by $0.7 million, when compared to the six months ended June 30, 2003, which included a charge of $1.6 million for the cumulative effect of change in accounting principle-adoption of new accounting standard for asset retirement obligations. See "Liquidity and Capital Resources" regarding the March 2003 issuance of limited partnership units.

     Pipeline Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    30,610     $    29,350        $    58,513     $    57,358
     Operating costs                                      13,180          12,066             24,667          23,307
     Depreciation and amortization                         3,624           3,511              7,223           7,008
     General and administrative                            1,782           1,553              3,389           2,846
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    12,024     $    12,220        $    23,234     $    24,197
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the Surface Transportation Board, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three and six month periods ended June 30, 2004, revenues increased by $1.3 million and $1.2 million, respectively, when compared to the same 2003 periods, due to increases in barrel miles of petroleum products shipped, partially offset by a decrease in the volumes shipped on the anhydrous ammonia pipeline. Barrel miles on petroleum pipelines totaled 5.7 billion and 5.2 billion for the three months ended June 30, 2004 and 2003, respectively, and 10.8 billion and 10.4 billion for the six months ended June 30, 2004 and 2003, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 279,000 and 284,000 tons for the three months ended June 30, 2004 and 2003, respectively, and 576,000 and 588,000 tons for the six months ended June 30, 2004 and 2003, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.1 million and $1.4 million, respectively, for the three and six month periods ended June 30, 2004, when compared to the same 2003 periods, due to unusually high expenses relating to preventive and other maintenance and repairs, including those required by government regulation, and increases in power and fuel costs. For the three and six months ended June 30, 2004, depreciation and amortization increased by $0.1 million and $0.2 million, respectively, when compared to the same 2003 periods, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $0.2 million and $0.5 million for the three and six month periods ended June 30, 2004, respectively, when compared to the same 2003 periods, due primarily to increases in personnel-related costs.

     Terminaling Operations

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    63,448     $    60,111        $   126,243     $   118,797
     Operating costs                                      28,598          28,058             58,941          55,335
     Depreciation and amortization                         9,896           9,856             19,980          19,100
     General and administrative                            4,078           4,402              7,962           8,527
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    20,876     $    17,795        $    39,360     $    35,835
                                                     ===========     ===========        ===========     ===========

     For the three and six month periods ended June 30, 2004, terminaling revenues increased by $3.3 million, or 6%, and $7.4 million, or 6%, respectively, when compared to the same 2003 periods, due to increases in the average price realized per barrel of tankage utilized. Average tankage utilized for the three and six month periods ended June 30, 2004 was 48.1 million and 48.1 million, respectively, compared to 47.9 million and 47.7 million, respectively, for the same prior year periods. For the three and six month periods ended June 30, 2004, average annualized revenues per barrel of tankage utilized increased to $5.31 per barrel and $5.28 per barrel, respectively, compared to $5.04 per barrel and $5.02 per barrel, respectively, for the same prior year periods, due primarily to favorable market conditions domestically and in Australia and New Zealand.

     For the three and six month periods ended June 30, 2004, operating costs increased by $0.5 million and $3.6 million, respectively, when compared to the same 2003 periods, a result of overall increases in planned terminal maintenance. For the six months ended June 30, 2004, depreciation and amortization increased by $0.9 million, when compared to the same 2003 period, due to expansion and routine maintenance capital expenditures. General and administrative costs for the three and six month periods ended June 30, 2004, decreased by $0.3 million and $0.6 million, respectively, when compared to the same 2003 periods.

     Product Sales

                                                         Three Months  Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                         2004           2003                2004           2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    59,900     $    57,487        $   115,615     $   111,550
     Cost of products sold                                55,167          51,314            106,206          99,200
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     4,733     $     6,173        $     9,409     $    12,350
                                                     ===========     ===========        ===========     ===========
     Operating income                                $     2,750     $     3,026        $     5,618     $     6,607
                                                     ===========     ===========        ===========     ===========

     For the three and six months ended June 30, 2004, product sales revenues increased by $2.4 million and $4.1 million, respectively, when compared to the same 2003 periods, due to a general increase in price, as well as an overall increase in volumes sold. For the three and six months ended June 30, 2004, gross margin decreased by $1.4 million and $2.9 million, respectively, when compared to the same 2003 periods, due to variations in prices resulting from the timing of purchases and sales. Operating income for the three and six months ended June 30, 2004 decreased by $0.3 million and $1.0 million, respectively, when compared to the same 2003 periods, due to a decrease in the per unit margin realized, partially offset by higher volumes and overall lower operating costs. Product inventories are maintained at minimum levels to meet customer's needs; however, market prices for petroleum products can fluctuate significantly in short periods of time. Interest Expense

     For the three months ended June 30, 2004, interest expense increased by $1.6 million, when compared to the same 2003 period, due primarily to the May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes (see "Liquidity and Capital Resources").

     For the six months ended June 30, 2004, interest expense increased by $3.4 million, when compared to the same 2003 period, due to the May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes, partially offset by overall declines in debt levels outstanding due to the March 2003 issuance of limited partnership units (see "Liquidity and Capital Resources").

     Income Taxes

     Partnership operations are not subject to federal or state income taxes. However, certain operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $0.6 million and $1.3 million for the three month periods ended June 30, 2004 and 2003, respectively, and $1.8 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively.

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

     Liquidity and Capital Resources

     Cash provided by operations was $69.7 million and $74.8 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in operating cash flows was due primarily to changes in working capital components resulting from the timing of cash receipts and disbursements and the overall decrease in net income before cumulative effect of change in accounting principle, when compared to the same 2003 period.

     Capital expenditures were $17.3 million for the six months ended June 30, 2004, compared to $22.5 million during the same 2003 period. Such expenditures included $11.6 million and $12.1 million in maintenance and environmental expenditures and $5.7 million and $10.4 million in expansion expenditures for the six months ended June 30, 2004 and 2003, respectively. The decrease in capital expenditures for the first six months of 2004, when compared to the same 2003 period, is primarily the result of decreases in planned maintenance and expansion capital expenditures related to the terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. The Partnership anticipates that capital expenditures
     (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $28 million to $32 million in 2004. Future capital expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that the Partnership will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.84 per unit with respect to the first quarter of 2004 was paid on May 14, 2004. A cash distribution of $0.855 per unit with respect to the second quarter of 2004 was declared to the holders of record on July 30, 2004 and will be paid on August 13, 2004.

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

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At June 30, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At June 30, 2004, $68.7 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At June 30, 2004, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     The following is a schedule by period of the Partnership's debt repayment obligations and material contractual commitments as of June 30, 2004:

                                                         Less than                                        After
                                           Total          1 year       1 -3 years    4 -5 years          5 years
                                         ----------    ----------      ----------    -----------     --------------
                                                                    (in thousands)
     Debt:
       Revolving credit facility          $   68,669   $      -         $    68,669  $      -        $      -
       7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other bank debt                        61,218          -              61,218         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      629,887          -             129,887         -               500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments:
       Operating leases                       23,647          8,399          13,916         1,332           -
                                          ----------   ------------     -----------  ------------    --------------
          Contractual commitments
              subtotal                        23,647          8,399          13,916         1,332           -
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  653,534   $      8,399     $   143,803  $      1,332    $      500,000
                                          ==========   ============     ===========  ============    ==============

     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Partnership was not a party to any off-balance sheet transactions at June 30, 2004.

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

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis for determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of the Partnership for the three and six month periods ended June 30, 2004 and 2003. However, future evaluations of carrying value are dependent on many factors, several of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the three and six month periods ended June 30, 2004 and 2003. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.

     Recent Accounting Pronouncement

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Partnership.

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

The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $129.9 million at June 30, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.3 million.

The product sales business purchases refined petroleum products for resale as bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.

A portion of the terminaling business is exposed to fluctuations in foreign currency exchange rates. Such fluctuations were not significant for the three and six months ended June 30, 2004 or 2003.


Item 4. Controls and Procedures

Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating, as of June 30, 2004, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

During the quarter ended June 30, 2004, there have been no changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K,  filed April 22, 2004.

          Current Report on Form 8-K, filed May 3, 2004.

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

                                      KANEB PIPE LINE PARTNERS, L.P.
                                      (Registrant)
                                      By  KANEB PIPE LINE COMPANY LLC
                                          (General Partner)


Date:   August 9, 2004                  //s//         HOWARD C. WADSWORTH
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)

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

Date: August 9, 2004



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


Date: August 9, 2004




                                                //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 9, 2004



                                                //s//  EDWARD D. DOHERTY
                                             -----------------------------------
                                             Edward D. Doherty
                                             Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 9, 2004




                                                //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer