Form 10-Q
period 2004-09-30
KANEB PIPE LINE PARTNERS L P
filed 2004-11-08
CIK 853890

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

                For the Quarterly Period Ended September 30, 2004

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

         Yes     X                                   No
              --------                                  ---------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes     X                                   No
              --------                                  ---------
Number of Units of the Registrant outstanding at October 29, 2004: 28,327,590.

--------------------------------------------------------------------------------

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                                                                                                Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Nine Months Ended
                      September 30, 2004 and 2003                                                    1

                  Condensed Consolidated Balance Sheets - September 30, 2004
                      and December 31, 2003                                                          2

                  Condensed Consolidated Statements of Cash Flows - Nine
                      Months Ended September 30, 2004 and 2003                                       3

                  Notes to Consolidated Financial Statements                                         4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                 13

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                         24

Item 4.           Controls and Procedures                                                           24

                           Part II.  Other Information

Item 6.           Exhibits                                                                          25


KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME0
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004            2003           2004            2003
                                                       --------------  -------------  -------------   -------------
Revenues:
    Services                                           $       95,898  $      89,539  $     280,654  $      265,694
    Products                                                   71,770         50,865        187,385         162,415
                                                       --------------  -------------  -------------   -------------
       Total revenues                                         167,668        140,404        468,039         428,109
                                                       --------------  -------------  -------------   -------------
Costs and expenses:
    Cost of products sold                                      65,996         46,835        172,202         146,035
    Operating costs                                            46,407         42,366        132,722         125,564
    Depreciation and amortization                              14,050         13,188         41,677          39,814
    General and administrative                                  7,069          5,999         19,080          18,041
                                                       --------------  -------------  -------------  --------------
       Total costs and expenses                               133,522        108,388        365,681         329,454
                                                       --------------  -------------  -------------  --------------
Operating income                                               34,146         32,016        102,358          98,655
Interest and other income                                         125             43            165             132
Interest expense                                              (10,719)       (10,660)       (31,667)        (28,178)
                                                       --------------  -------------  -------------  --------------
Income before minority interest, income
    taxes and cumulative effect of change
    in accounting principle                                    23,552         21,399         70,856          70,609
Minority interest in net income                                  (223)          (203)          (678)           (668)
Income tax expense                                             (1,261)        (1,076)        (3,055)         (3,815)
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of change
    in accounting principle                                    22,068         20,120         67,123          66,126

Cumulative effect of change in accounting
    principle - adoption of new accounting
    standard for asset retirement obligations                   -               -              -             (1,577)
                                                       --------------  -------------  -------------  --------------
       Net income                                              22,068         20,120         67,123          64,549
General partner's interest in net income                       (2,468)        (2,275)        (7,240)         (6,174)
                                                       --------------  -------------  -------------  --------------
Limited partners' interest in net income               $       19,600  $      17,845  $      59,883  $       58,375
                                                       ==============  =============  =============  ==============
Allocation of net income per unit:
    Before cumulative effect of change
      in accounting principle                          $          .69  $         .63  $        2.11  $         2.19
    Cumulative effect of change in
      accounting principle                                      -               -              -               (.06)
                                                       --------------  -------------  -------------  --------------
                                                       $          .69  $         .63  $        2.11  $         2.13
                                                       ==============  =============  =============  ==============
Weighted average number of limited
   partnership units outstanding                               28,325         28,318         28,320          27,403
                                                       ==============  =============  =============  ==============


                See notes to consolidated financial statements.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,           December 31,
                                                                                2004                    2003
                                                                         -----------------       ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        46,646       $        38,626
    Accounts receivable                                                             63,071                51,864
    Inventories                                                                     11,291                 9,324
    Prepaid expenses and other                                                       8,341                 9,205
                                                                           ---------------       ---------------
        Total current assets                                                       129,349               109,019
                                                                           ---------------       ---------------
Property and equipment                                                           1,421,928             1,360,319
Less accumulated depreciation                                                      286,268               247,349
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,135,660             1,112,970
                                                                           ---------------       ---------------
Investment in affiliates                                                            26,277                25,456
Excess of cost over fair value of net assets of
    acquired businesses and other assets                                            18,990                17,237
                                                                           ---------------       ---------------
                                                                           $     1,310,276       $     1,264,682
                                                                           ===============       ===============

                LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                       $        38,830       $        27,941
    Accrued expenses                                                                35,771                35,673
    Accrued distributions payable                                                   26,960                26,344
    Accrued interest payable                                                         8,716                 9,297
    Deferred terminaling fees                                                        8,669                 7,061
    Payable to general partner                                                       4,321                 3,630
                                                                           ---------------       ---------------
        Total current liabilities                                                  123,267               109,946
                                                                           ---------------       ---------------
Long-term debt                                                                     662,191               617,696

Other liabilities and deferred taxes                                                43,928                43,451

Minority interest                                                                      957                 1,018

Commitments and contingencies

Partners' capital                                                                  479,933               492,571
                                                                           ---------------       ---------------
                                                                           $     1,310,276       $     1,264,682
                                                                           ===============       ===============

                See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           ----------------------------------------
                                                                                2004                      2003
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      67,123             $       64,549
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              41,677                     39,814
       Minority interest in net income                                               678                        668
       Equity in earnings of affiliates, net of distributions                       (821)                       123
       Deferred income taxes                                                         112                      2,361
       Cumulative effect of change in accounting principle                          -                         1,577
       Changes in working capital components                                         451                      5,540
                                                                           -------------             --------------
         Net cash provided by operating activities                               109,220                    114,632
                                                                           -------------             --------------
Investing activities:
   Acquisitions, net of cash acquired                                            (41,066)                    (1,644)
   Capital expenditures                                                          (25,754)                   (32,053)
   Other                                                                            (287)                    (2,242)
                                                                           -------------             ---------------
         Net cash used in investing activities                                   (67,107)                   (35,939)
                                                                           -------------             --------------
Financing activities:
   Issuance of debt                                                               45,545                    286,360
   Payment of debt                                                                  -                      (382,831)
   Distributions, including minority interest                                    (79,638)                   (71,899)
   Net proceeds from issuance of limited
     partnership units                                                              -                       109,056
                                                                           -------------             --------------
         Net cash used in financing activities                                   (34,093)                   (59,314)
                                                                           -------------             --------------
Increase in cash and cash equivalents                                              8,020                     19,379
Cash and cash equivalents at beginning of period                                  38,626                     22,028
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      46,646             $       41,407
                                                                           =============             ==============
Supplemental cash flow information - cash paid for interest                $      31,389             $       25,891
                                                                           =============             ==============


                See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Partners, L.P. and its subsidiaries (the "Partnership") for the three and nine month periods ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at September 30, 2004, and the consolidated results of their operations and cash flows for the periods ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year financial statement items have been reclassified to conform with the 2004 presentation.


2.   FINANCINGS

     In March of 2003, the Partnership issued 3,122,500 limited Partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under the Partnership's bridge facility.

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At September 30, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2004, $90.7 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At September 30, 2004, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2004 and 2003, is as follows:

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2004            2003               2004            2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Net income                                      $    22,068     $    20,120        $    67,123     $    64,549
     Foreign currency translation
        adjustment                                         1,869             355               (400)          7,235
     Interest rate hedging transactions                       52              52                134          (1,719)
                                                     -----------     -----------        -----------     -----------
     Comprehensive income                            $    23,989     $    20,527        $    66,857     $    70,065
                                                     ===========     ===========        ===========     ===========

     Accumulated other comprehensive income aggregated $12.0 million and $12.2 million at September 30, 2004 and December 31, 2003, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. Cash distributions of $0.84 and $0.855 per unit with respect to the first and second quarters of 2004 were paid on May 14, 2004 and August 13, 2004, respectively. A cash distribution of $0.855 per unit with respect to the third quarter of 2004 was declared to the holders of record on October 31, 2004 and will be paid on November 12, 2004.


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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2004            2003               2004            2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Business segment revenues:
       Pipeline operations                           $    30,589     $    31,449        $    89,102     $    88,807
       Terminaling operations                             65,309          58,090            191,552         176,887
       Product sales operations                           71,770          50,865            187,385         162,415
                                                     -----------     -----------        -----------     -----------
                                                     $   167,668     $   140,404        $   468,039     $   428,109
                                                     ===========     ===========        ===========     ===========


                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2004            2003               2004            2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Business segment profit:
       Pipeline operations                           $    11,569     $    14,839        $    34,803     $    39,036
       Terminaling operations                             19,181          15,732             58,541          51,567
       Product sales operations                            3,396           1,445              9,014           8,052
                                                     -----------     -----------        -----------     -----------
         Operating income                                 34,146          32,016            102,358          98,655
       Interest and other income                             125              43                165             132
       Interest expense                                  (10,719)        (10,660)           (31,667)        (28,178)
                                                     -----------     -----------        -----------     -----------
       Income before minority interest,
         income taxes and cumulative
         effect of change in accounting
         principle                                   $    23,552     $    21,399        $    70,856     $    70,609
                                                     ===========     ===========        ===========     ===========


                                                                                        September 30,  December 31,
                                                                                            2004            2003
                                                                                       -------------   -------------
                                                                                               (in thousands)
     Total assets:
        Pipeline operations                                                            $     358,474   $     352,901
        Terminaling operations                                                               898,600         874,185
        Product sales operations                                                              53,202          37,596
                                                                                       -------------   -------------
                                                                                       $   1,310,276   $   1,264,682
                                                                                       =============   =============


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $1.6 million for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Partnership did not record a retirement obligation for certain of its pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At September 30, 2004, the Partnership had no assets that were legally restricted for purposes of settling asset retirement obligations. The application of SFAS No. 143 did not have a material impact on the results of operations of the Partnership for the three and nine months ended September 30, 2004 or 2003.

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Partnership.


8.   SUBSEQUENT EVENT

     On October 31, 2004, Valero L.P. and the Partnership entered into a definitive agreement to merge (the "KPP Merger") Valero L.P. and the Partnership. Under the terms of the agreement, each holder of units of limited partnership interests in the Partnership will receive a number of Valero L.P. common units based on an exchange ratio that fluctuates within a fixed range to provide $61.50 in value of Valero L.P. units for each unit of the Partnership. The actual exchange ratio will be determined at the time of the closing of the proposed merger and is subject to a fixed value collar of plus or minus five percent of Valero L.P.'s per unit price of $57.25 as of October 7, 2004. Should Valero L.P.'s per unit price fall below $54.39 per unit, the exchange ratio will remain fixed at 1.1307 Valero L.P. units for each unit of the Partnership. Likewise, should Valero L.P.'s per unit price exceed $60.11 per unit of the Partnership, the exchange ratio will remain fixed at 1.0231 Valero L.P. units for each unit of the Partnership.

     In a separate definitive agreement, on October 31, 2004, Valero L.P. agreed to acquire by merger (the "KSL Merger") all of the outstanding common shares of Kaneb Services LLC ("KSL"), the general partner of the Partnership, for cash. Under the terms of that agreement, Valero L.P. is offering to purchase all of the outstanding shares of KSL at $43.31 per share.

     The  completion  of the  KPP  Merger  is  subject  to the  approval  of the unitholders of Valero L.P. and the Partnership, as well as customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KPP Merger is also subject to completion of the KSL Merger, which requires the approval of its shareholders. The general partner of the combined partnership will continue to be owned by affiliates of Valero Energy Corporation. The Partnership and KSL will become wholly owned subsidiaries of Valero L.P.

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

     Overview

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of Kaneb Services LLC ("KSL"), formed the Partnership to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of the Partnership through its general partner interest and an 18% (at September 30, 2004) limited partner interest. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPOP.

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

     The Partnership's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling businesses in the United States. In the United States, the Partnership operates 37 facilities in 20 states. The Partnership also owns and operates six terminals located in the United Kingdom, eight terminals in Australia and New Zealand, a terminal on the Island of St. Eustatius, Netherlands Antilles, and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service functions typically provided by the terminal include the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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

     Consolidated Results of Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2004            2003               2004            2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $   167,668     $   140,404        $   468,039     $   428,109
                                                     ===========     ===========        ===========     ===========
     Operating Income                                $    34,146     $    32,016        $   102,358     $    98,655
                                                     ===========     ===========        ===========     ===========
     Income before cumulative effect of
         change in accounting principle              $    22,068     $    20,120        $    67,123     $    66,126
     Cumulative effect of change in
         accounting principle                               -              -                   -             (1,577)
                                                     -----------     -----------        -----------     -----------
     Net income                                      $    22,068     $    20,120        $    67,123     $    64,549
                                                     ===========     ===========        ===========     ===========
     Allocation of net income per unit:
         Before cumulative effect of change
              in accounting principle                $      0.69     $      0.63        $      2.11     $      2.19
         Cumulative effect of change
              in accounting principle                      -              -                   -               (0.06)
                                                     -----------     -----------        -----------     -----------
                                                     $      0.69     $      0.63        $      2.11     $      2.13
                                                     ===========     ===========        ===========     ===========
     Cash distributions declared per unit            $     0.855     $      0.84        $      2.55     $      2.46
                                                     ===========     ===========        ===========     ===========
     Capital expenditures, excluding
         acquisitions                                $     8,414     $     9,541        $    25,754     $    32,053
                                                     ===========     ===========        ===========     ===========


     For the three months ended September 30, 2004, revenues increased by $27.3 million, or 19%, when compared to the third quarter of 2003, due to a $20.9 million increase in product sales revenues and a $7.2 million increase in terminaling business revenues, partially offset by a $0.9 million decrease in pipeline revenues. Operating income for the three months ended September 30, 2004 increased by $2.1 million, or 7%, when compared to the same period in 2003, due to a $3.4 million increase in terminaling operating income and a $2.0 million increase in product sales operating income, partially offset by a $3.3 million decrease in pipeline operating income. Overall, net income for the three months ended September 30, 2004 increased by $1.9 million, or 10%, when compared to the three months ended September 30, 2003.

     For the nine months ended September 30, 2004, revenues increased by $39.9 million, or 9%, when compared to the same 2003 period, due to a $25.0 million increase in product sales revenues, a $14.7 million increase in terminaling business revenues and a $0.3 million increase in pipeline revenues. Operating income for the nine months ended September 30, 2004 increased by $3.7 million, or 4%, when compared to the same period in 2003, due to a $7.0 million increase in terminaling operating income and a $1.0 million increase in product sales operating income, partially offset by a $4.2 million decrease in pipeline operating income. Interest expense for the nine months ended September 30, 2004 increased by $3.5 million, when compared to the nine months ended September 30, 2003. Income before cumulative effect of change in accounting principle for the nine months ended September 30, 2004 increased by $1.0 million, or 2%, when compared to the first nine months of 2003. Overall, net income for the nine months ended September 30, 2004 increased by $2.6 million, when compared to the nine months ended September 30, 2003, which included a charge of $1.6 million for the cumulative effect of change in accounting principle-adoption of new accounting standard for asset retirement obligations. See "Liquidity and Capital Resources" regarding the March 2003 issuance of limited partnership units.

     Pipeline Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2004            2003               2004            2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    30,589     $    31,449        $    89,102     $    88,807
     Operating costs                                      13,534          11,067             38,201          34,374
     Depreciation and amortization                         3,649           3,540             10,872          10,548
     General and administrative                            1,837           2,003              5,226           4,849
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    11,569     $    14,839        $    34,803     $    39,036
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the Surface Transportation Board, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three and nine month periods ended September 30, 2004, revenues decreased by $0.9 million and increased by $0.3 million, respectively, when compared to the same 2003 periods. The decrease for the three months ended September 30, 2004, when compared to the same period in 2003, is due to decreases in both volumes shipped and the price per ton received on the anhydrous ammonia pipeline, partially offset by increases in barrel miles of products shipped on petroleum pipelines. The revenue increase for the nine months ended September 30, 2004, is due to increases in barrel miles of products shipped on petroleum pipelines, partially offset by a decrease in volumes shipped on the anhydrous ammonia pipeline. Barrel miles on petroleum pipelines totaled 5.9 billion and 5.4 billion for the three months ended September 30, 2004 and 2003, respectively, and 16.7 billion and 15.8 billion for the nine months ended September 30, 2004 and 2003, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 246 tons and 288 tons for the three months ended September 30, 2004 and 2003, respectively, and 822 tons and 876 tons for the nine months ended September 30, 2004 and 2003, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $2.5 million and $3.8 million, respectively, for the three and nine month periods ended September 30, 2004, when compared to the same 2003 periods, due to unusually high expenses relating to preventive and other maintenance and repairs, including those required by government regulation, and increases in power and fuel costs. For the three and nine months ended September 30, 2004, depreciation and amortization increased by $0.1 million and $0.3 million, respectively, when compared to the same 2003 periods, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, decreased by $0.2 million and increased by $0.4 million for the three and nine month periods ended September 30, 2004, respectively, when compared to the same 2003 periods.

     Terminaling Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2004            2003               2004            2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    65,309     $    58,090        $   191,552     $   176,887
     Operating costs                                      31,272          29,338             90,213          84,673
     Depreciation and amortization                        10,182           9,433             30,162          28,533
     General and administrative                            4,674           3,587             12,636          12,114
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    19,181     $    15,732        $    58,541     $    51,567
                                                     ===========     ===========        ===========     ===========

     For the three and nine month periods ended September 30, 2004, terminaling revenues increased by $7.2 million, or 12%, and $14.7 million, or 8%, respectively, when compared to the same 2003 periods, due to increases in both tankage utilization and the average price realized per barrel of tankage utilized. Average tankage utilized for the three and nine month periods ended September 30, 2004 was 48.7 million and 48.2 million, respectively, compared to 45.9 million and 47.1 million, respectively, for the same prior year periods. For the three and nine month periods ended September 30, 2004, average annualized revenues per barrel of tankage utilized increased to $5.33 per barrel and $5.31 per barrel, respectively, compared to $5.02 per barrel and $5.02 per barrel, respectively, for the same prior year periods, due primarily to favorable market conditions domestically and in Australia and New Zealand.

     For the three and nine month periods ended September 30, 2004, operating costs increased by $1.9 million and $5.5 million, respectively, when compared to the same 2003 periods, a result of overall increases in planned terminal maintenance. For the three and nine months ended September 30, 2004, depreciation and amortization increased by $0.7 million and $1.6 million, respectively, when compared to the same 2003 periods, due to expansion and routine maintenance capital expenditures. General and administrative costs for the three and nine month periods ended September 30, 2004, increased by $1.1 million and $0.5 million, respectively, when compared to the same 2003 periods, due primarily to increases in personnel-related costs.

     Product Sales

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2004            2003               2004            2003
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    71,770     $    50,865        $   187,385     $   162,415
     Cost of products sold                                65,996          46,835            172,202         146,035
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     5,774     $     4,030        $    15,183     $    16,380
                                                     ===========     ===========        ===========     ===========
     Operating income                                $     3,396     $     1,445        $     9,014     $     8,052
                                                     ===========     ===========        ===========     ===========

     For the three and nine months ended September 30, 2004, product sales revenues increased by $20.9 million and $25.0 million, respectively, when compared to the same 2003 periods, due to a general increase in price, as well as an overall increase in volumes sold. For the three and nine months ended September 30, 2004, gross margin increased by $1.7 million and decreased by $1.2 million, respectively, when compared to the same 2003 periods, due to variations in prices resulting from the timing of purchases and sales. Operating income for the three and nine months ended September 30, 2004 increased by $2.0 million and $1.0 million, respectively, when compared to the same 2003 periods, due to the higher sales volumes. Product inventories are maintained at minimum levels to meet customer's needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the nine months ended September 30, 2004, interest expense increased by $3.5 million, when compared to the same 2003 period, due to the May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes, partially offset by overall declines in debt levels outstanding due to the March 2003 issuance of limited partnership units (see "Liquidity and Capital Resources").

     Income Taxes

     Partnership operations are not subject to federal or state income taxes. However, certain operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.3 million and $1.1 million for the three month periods ended September 30, 2004 and 2003, respectively, and $3.1 million and $3.8 million for the nine months ended September 30, 2004 and 2003, respectively.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of the Partnership, which was acquired on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

     Liquidity and Capital Resources

     Cash provided by operations was $109.2 million and $114.6 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in operating cash flows for the nine months ended September 30, 2004, when compared to the same 2003 period, was due primarily to changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by an overall increase in net income.

     Capital expenditures were $25.8 million for the nine months ended September 30, 2004, compared to $32.1 million for the same 2003 period. Such expenditures included $17.4 million and $13.6 million in maintenance and environmental expenditures and $8.3 million and $18.5 million in expansion expenditures for the nine months ended September 30, 2004 and 2003, respectively. The decrease in capital expenditures for the first nine months of 2004, when compared to the same 2003 period, is primarily the result of decreases in planned expansion capital expenditures related to the terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. The Partnership anticipates that capital expenditures
     (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $30 million to $35 million in 2004. Future capital expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that the Partnership will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. Cash distributions of $0.84 and $0.855 per unit with respect to the first and second quarters of 2004 were paid on May 14, 2004 and August 13, 2004, respectively. A cash distribution of $0.855 per unit with respect to the third quarter of 2004 was declared to the holders of record on October 31, 2004 and will be paid on November 12, 2004.

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

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At September 30, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2004, $90.7 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At September 30, 2004, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     The following is a schedule by period of the Partnership's debt repayment obligations and material contractual commitments as of September 30, 2004:

                                                          Less than                                       After
                                              Total        1 year       1 -3 years    4 -5 years         5 years
                                          ----------   ------------     -----------  ------------    ---------------
                                                                      (in thousands)
     Debt:
       Revolving credit facility          $   90,669   $      -         $    90,669  $      -        $      -
       7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other bank debt                        71,522          -              71,522         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      662,191          -             162,191         -               500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments:
       Operating leases                       16,434          5,665           9,411         1,075               283
                                          ----------   ------------     -----------  ------------    --------------
          Contractual commitments
              subtotal                        16,434          5,665           9,411         1,075               283
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  678,625   $      5,665     $   171,602  $      1,075    $      500,283
                                          ==========   ============     ===========  ============    ==============

     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Partnership was not a party to any off-balance sheet transactions at September 30, 2004.

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

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis for determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of the Partnership for the three and nine month periods ended September 30, 2004 and 2003. However, future evaluations of carrying value are dependent on many factors, several of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the three and nine month periods ended September 30, 2004 and 2003. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.

     Recent Accounting Pronouncement

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Partnership.

     Subsequent Event

     On October 31, 2004, Valero L.P. and the Partnership entered into a definitive agreement to merge (the "KPP Merger") Valero L.P. and the Partnership. Under the terms of the agreement, each holder of units of limited partnership interests in the Partnership will receive a number of Valero L.P. common units based on an exchange ratio that fluctuates within a fixed range to provide $61.50 in value of Valero L.P. units for each unit of the Partnership. The actual exchange ratio will be determined at the time of the closing of the proposed merger and is subject to a fixed value collar of plus or minus five percent of Valero L.P.'s per unit price of $57.25 as of October 7, 2004. Should Valero L.P.'s per unit price fall below $54.39 per unit, the exchange ratio will remain fixed at 1.1307 Valero L.P. units for each unit of the Partnership. Likewise, should Valero L.P.'s per unit price exceed $60.11 per unit of the Partnership, the exchange ratio will remain fixed at 1.0231 Valero L.P. units for each unit of the Partnership.

     In a separate definitive agreement, on October 31, 2004, Valero L.P. agreed to acquire by merger (the "KSL Merger") all of the outstanding common shares of KSL, the general partner of the Partnership, for cash. Under the terms of that agreement, Valero L.P. is offering to purchase all of the outstanding shares of KSL at $43.31 per share.

     The  completion  of the  KPP  Merger  is  subject  to the  approval  of the unitholders of Valero L.P. and the Partnership, as well as customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KPP Merger is also subject to completion of the KSL Merger, which requires the approval of its shareholders. The general partner of the combined partnership will continue to be owned by affiliates of Valero Energy Corporation. The Partnership and KSL will become wholly owned subsidiaries of Valero L.P.

     The above description of the Partnership's definitive agreement with Valero L.P. does not purport to be a complete statement of the parties' rights and obligations under that agreement and the transactions contemplated by it. The above description is qualified in its entirety by reference to the definitive agreement, a copy of which is attached as Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed November 1, 2004, and is incorporated herein by reference.

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks pursuant to this Item (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios, fluctuations of petroleum product prices on inventories held for resale and fluctuations in foreign currency.

The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $162.2 million at September 30, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.6 million.

The product sales business purchases refined petroleum products for resale as bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.

A portion of the terminaling business is exposed to fluctuations in foreign currency exchange rates. Such fluctuations were not significant for the three and nine months ended September 30, 2004 or 2003.


Item 4. Controls and Procedures

Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating, as of September 30, 2004, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

During the quarter ended September 30, 2004, there have been no changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

     31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

     31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

     32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.

     32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 8, 2004.


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

                                     KANEB PIPE LINE PARTNERS, L.P.
                                     (Registrant)
                                     By  KANEB PIPE LINE COMPANY LLC
                                         (General Partner)


Date:   November 8, 2004                    //s//         HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

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

Date: November 8, 2004



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

Date: November 8, 2004




                                               //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    November 8, 2004


                                                 //s//  EDWARD D. DOHERTY
                                             -----------------------------------
                                             Edward D. Doherty
                                             Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    November 8, 2004



                                            //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)