Form 10-Q
period 2005-03-31
KANEB PIPE LINE PARTNERS L P
filed 2005-05-10
CIK 853890

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

                  For the Quarterly Period Ended March 31, 2005

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

                 Yes    X                           No
                     -------                           -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                 Yes    X                           No
                     -------                           -------

Number of Units of the Registrant outstanding at April 29, 2005:  28,327,590


--------------------------------------------------------------------------------

KANEB PIPE LINE PARTNERS, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2005
--------------------------------------------------------------------------------

                                                                                                         Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)
                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2005 and 2004                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2005
                      and December 31, 2004                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2005 and 2004                                                   3

                  Notes to Consolidated Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         13

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 24

Item 4.           Controls and Procedures                                                                   24

                           Part II.  Other Information

Item 6.           Exhibits                                                                                  25


KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2005           2004
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     99,222   $      90,698
    Products                                                                                 83,796          55,715
                                                                                       ------------   -------------
        Total revenues                                                                      183,018         146,413
                                                                                       ------------   -------------
Costs and expenses:
    Cost of products sold                                                                    77,085          51,039
    Operating costs                                                                          46,402          43,210
    Depreciation and amortization                                                            14,834          13,898
    General and administrative                                                               10,265           5,704
                                                                                       ------------   -------------
        Total costs and expenses                                                            148,586         113,851
                                                                                       ------------   -------------
Operating income                                                                             34,432          32,562
Interest and other income                                                                       204               5
Interest expense                                                                            (11,105)        (10,436)
                                                                                       ------------   -------------
Income before minority interest and income taxes                                             23,531          22,131
Minority interest in net income                                                                (220)           (210)
Income tax expense                                                                           (1,514)         (1,152)
                                                                                       ------------   -------------
        Net income                                                                           21,797          20,769

General partner's interest in net income                                                     (2,466)         (2,282)
                                                                                       ------------   -------------
Limited partners' interest in net income                                               $     19,331   $      18,487
                                                                                       ============   =============
Allocation of net income per unit                                                      $       0.68   $        0.65
                                                                                       ============   =============
Weighted average number of Partnership
    units outstanding                                                                        28,328          28,318
                                                                                       ============   =============



                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2005                    2004
                                                                         -----------------       ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        38,856       $        34,336
    Accounts receivable                                                             68,282                71,035
    Inventories                                                                      6,746                15,519
    Prepaid expenses and other                                                       9,662                12,371
                                                                           ---------------       ---------------
        Total current assets                                                       123,546               133,261
                                                                           ---------------       ---------------

Property and equipment                                                           1,459,347             1,450,972
Less accumulated depreciation                                                      316,535               302,381
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,142,812             1,148,591
                                                                           ---------------       ---------------

Investment in affiliates                                                            26,751                25,939

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                            16,712                17,525
                                                                           ---------------       ---------------
                                                                           $     1,309,821       $     1,325,316
                                                                           ===============       ===============


                LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                       $        42,528       $        44,071
    Accrued expenses                                                                37,440                42,573
    Accrued distributions payable                                                   26,960                26,960
    Accrued interest payable                                                         8,625                 9,365
    Payable to general partner                                                       4,007                 4,528
                                                                           ---------------       ---------------
        Total current liabilities                                                  119,560               127,497
                                                                           ---------------       ---------------

Long-term debt                                                                     671,016               671,952

Other liabilities and deferred taxes                                                43,362                44,386

Minority interest                                                                      949                   984

Commitments and contingencies

Partners' capital                                                                  474,934               480,497
                                                                           ---------------       ---------------
                                                                           $     1,309,821       $     1,325,316
                                                                           ===============       ===============


                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2005           2004
                                                                                       ------------   -------------

Operating activities:
    Net income                                                                         $     21,797   $      20,769
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                                                     14,834          13,898
           Minority interest in net income                                                      220             210
           Equity in earnings of affiliates, net of distributions                              (812)         (1,638)
           Deferred income taxes                                                                558             (53)
           Changes in working capital components                                              4,716            (692)
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     41,313          32,494
                                                                                       ------------   -------------
Investing activities:
    Capital expenditures                                                                     (8,743)         (7,347)
    Other                                                                                    (1,090)           (884)
                                                                                       ------------   -------------
               Net cash used in investing activities                                         (9,833)         (8,231)
                                                                                       ------------   -------------
Financing activities:
    Distributions, including minority interest                                              (26,960)        (26,344)
                                                                                       ------------   -------------
               Net cash used in financing activities                                        (26,960)        (26,344)
                                                                                       ------------   -------------
Increase (decrease) in cash and cash equivalents                                              4,520          (2,081)
Cash and cash equivalents at beginning of period                                             34,336          38,626
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     38,856   $      36,545
                                                                                       ============   =============
Supplemental cash flow information - cash paid for interest                            $     11,571   $      10,738
                                                                                       ============   =============



                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE PARTNERS, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     KanebPipe Line Partners, L.P. (the "Partnership"), a master limited partnership, owns and operates a refined petroleum products and fertilizer pipeline business, a petroleum products and specialty liquids storage and terminaling business and a petroleum product sales operation. Kaneb Pipe Line Company LLC ("KPL"), a wholly owned subsidiary of Kaneb Services LLC ("KSL"), manages and controls the Partnership through its general partner interest and an 18% (at March 31, 2005) limited partner interest. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPOP. KPL's 1% interest in KPOP is reflected as the minority interest in the financial statements.

     The unaudited condensed consolidated financial statements of the Partnership for the three month periods ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 2005, and the consolidated results of their operations and cash flows for the periods ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


2.   VALERO L.P. MERGER AGREEMENT

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


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2005 and 2004, is as follows:


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                    2005                2004
                                                                                -------------      --------------
                                                                                         (in thousands)

     Net income                                                                 $      21,797      $       20,769
     Foreign currency translation adjustment                                             (768)               (233)
     Interest rate hedging transaction                                                     33                  45
                                                                                -------------      --------------
     Comprehensive income                                                       $      21,062      $       20,581
                                                                                =============      ==============

     Accumulated other comprehensive income aggregated $15.5 million and $16.2 million at March 31, 2005 and December 31, 2004, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.855 per unit with respect to the fourth quarter of 2004 was paid on February 14, 2005. A cash distribution of $0.855 per unit with respect to the first quarter of 2005 was declared to holders of record on April 30, 2005 and will be paid on May 13, 2005.


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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. On September 14, 2004, ST Services petitioned for reconsideration of the order which was subsequently denied.

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

     Also, on June 16, 2003, Dyno Nobel Inc. ("Dyno") filed a complaint with the STB challenging the 2003 rate increase on the basis that (i) the rate increase constitutes a violation of a contract rate, (ii) rates are discriminatory and (iii) the rates exceed permitted levels. Dyno also intervened in the CFI proceeding described above. Unlike CFI, Dyno's rates are not subject to a rate prescription. As of March 31, 2005, Dyno would be entitled to approximately $2.7 million in rate refunds, should it be successful. The Partnership believes, however, that Dyno's claims are without merit.

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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                    2005                2004
                                                                                -------------      --------------
                                                                                         (in thousands)
     Business segment revenues:
        Pipeline operations                                                     $      30,092      $       27,903
        Terminaling operations                                                         69,130              62,795
        Product sales operations                                                       83,796              55,715
                                                                                -------------      --------------
                                                                                $     183,018      $      146,413
                                                                                =============      ==============
     Business segment profit:
        Pipeline operations                                                     $      11,737      $       11,210
        Terminaling operations                                                         18,727              18,484
        Product sales operations                                                        3,968               2,868
                                                                                -------------      --------------
            Operating income                                                           34,432              32,562
        Interest and other income                                                         204                   5
        Interest expense                                                              (11,105)            (10,436)
                                                                                -------------      --------------
            Income before minority interest and
               income taxes                                                     $      23,531      $       22,131
                                                                                =============      ==============



                                                                                  March 31,         December 31,
                                                                                    2005                2004
                                                                              ----------------   ------------------
                                                                                         (in thousands)
     Total assets:
        Pipeline operations                                                     $     353,781      $     351,195
        Terminaling operations                                                        895,500            917,966
        Product sales                                                                  60,540             56,155
                                                                                -------------      -------------
                                                                                $   1,309,821      $   1,325,316
                                                                                =============      =============


7.   RECENT ACCOUNTING PRONOUNCEMENT

     In March of 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations" ("FIN 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN 47 must be adopted by the Partnership by the end of fiscal 2005. The impact of adoption on the Partnership's consolidated financial statements is still being evaluated.

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

     Overview

     In September 1989, Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of Kaneb Services LLC ("KSL"), formed the Partnership to own and operate its refined petroleum products pipeline business. KPL manages and controls the operations of the Partnership through its general partner interest and an 18% (at March 31, 2005) limited partner interest. The Partnership operates through Kaneb Pipe Line Operating Partnership, L.P. ("KPOP"), a limited partnership in which the Partnership holds a 99% interest as limited partner. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPOP.

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

     The Partnership's  petroleum  pipeline  business consists  primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or, in the case of intrastate shipments, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. The Partnership also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002. The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The Partnership's petroleum pipeline business depends on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refineries and marketers having access to the pipelines to supply such demand by deliveries through the pipelines. The Partnership's pipeline revenues are based on volumes shipped and the distance over which such volumes are transported.

     The Partnership's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 41 facilities in 20 states. ST Services also owns and operates seven terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids, from petroleum products to specialty chemicals to edible liquids. Statia, acquired in 2002, owns a terminal on the Island of St. Eustatius, Netherlands Antilles, and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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


     Consolidated Results of Operations


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2005                2004
                                                                                -------------      --------------
                                                                                      (in thousands, except
                                                                                         per unit amounts)
     Revenues                                                                   $     183,018      $     146,413
                                                                                =============      =============
     Operating Income                                                           $      34,432      $      32,562
                                                                                =============      =============
     Net income                                                                 $      21,797      $      20,769
                                                                                =============      =============
     Allocation of net income per unit                                          $        0.68      $        0.65
                                                                                =============      =============
     Cash distributions declared per unit                                       $       0.855      $        0.84
                                                                                =============      =============
     Capital expenditures, excluding acquisitions                               $       8,743      $       7,347
                                                                                =============      =============


     For the three months ended March 31, 2005, revenues increased by $36.6 million, or 25%, when compared to the first quarter of 2004, due to a $28.1 million increase in product sales revenues (see "Product Sales" below), a $6.3 million increase in terminaling business revenues (see "Terminaling Operations" below), and a $2.2 million increase in pipeline revenues (see "Pipeline Operations" below). Operating income for the three months ended March 31, 2005 increased by $1.9 million, or 6%, when compared to the same period in 2004, due to a $1.1 million increase in product sales operating income, a $0.5 million increase in pipeline operating income, and a $0.3 million increase in terminaling operating income. Operating income for the three months ended March 31, 2005 includes $2.1 million of costs associated with the Valero L.P. merger agreement. Overall, net income for the three months ended March 31, 2005 increased by $1.0 million, or 5%, when compared to the three months ended March 31, 2004.

     Pipeline Operations

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2005                2004
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      30,092      $       27,903
     Operating costs                                                                   11,499              11,487
     Depreciation and amortization                                                      3,792               3,599
     General and administrative                                                         3,064               1,607
                                                                                -------------      --------------
        Operating income                                                        $      11,737      $       11,210
                                                                                =============      ==============

     The Partnership's pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the STB, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three month period ended March 31, 2005, revenues increased by $2.2 million, or 8%, when compared to the first quarter of 2004, due to increases in barrel miles of petroleum products shipped on petroleum pipelines and increases in the average price received per barrel mile shipped. Barrel miles on petroleum pipelines totaled 5.2 billion and 5.1 billion for the three months ended March 31, 2005 and 2004, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 297 thousand tons for each of the three month periods ended March 31, 2005 and 2004.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, was flat for the three month period ended March 31, 2005, when compared to the first quarter of 2004. For the three months ended March 31, 2005, depreciation and amortization increased by $0.2 million, when compared to the same 2004 period, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $1.5 million for the three month period ended March 31, 2005, when compared to the first quarter of 2004, due primarily to costs associated with the Valero L.P. merger agreement and increases in personnel-related costs.

     Terminaling Operations

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2005                2004
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      69,130      $       62,795
     Operating costs                                                                   33,360              30,343
     Depreciation and amortization                                                     10,824              10,084
     General and administrative                                                         6,219               3,884
                                                                                -------------      --------------
        Operating income                                                        $      18,727      $       18,484
                                                                                =============      ==============

     For the three month period ended March 31, 2005, terminaling revenues increased by $6.3 million, or 10%, when compared to the three month period ended March 31, 2004, due to increases in both the average tankage utilized and the average price realized per barrel of tankage utilized. Average tankage utilized for the three month period ended March 31, 2005 was 50.5 million barrels, compared to 48.2 million barrels for the same prior year period. For the three month period ended March 31, 2005, average annualized revenues per barrel of tankage utilized increased to $5.55 per barrel, compared to $5.24 per barrel for the same prior year period, due to favorable domestic and foreign market conditions.

     For the three month period ended March 31, 2005, operating costs increased by $3.0 million, when compared to the same 2004 period, a result of overall increases in tank utilization and planned maintenance. For the three months ended March 31, 2005, depreciation and amortization increased by $0.7 million, when compared to the first quarter of 2004, due to terminal acquisitions in 2004 and routine maintenance capital expenditures. General and administrative costs increased by $2.3 million for the three months ended March 31, 2005, when compared to the first quarter of 2004, due primarily to costs associated with the Valero L.P. merger agreement and increases in personnel-related costs.


     Product Sales


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2005                2004
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      83,796      $       55,715
     Cost of products sold                                                             77,085              51,039
                                                                                -------------      --------------
     Gross margin                                                               $       6,711      $        4,676
                                                                                =============      ==============
     Operating income                                                           $       3,968      $        2,868
                                                                                =============      ==============

     The product sales business, which was acquired with Statia in 2002, delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. For the three months ended March 31, 2005, product sales revenues increased by $28.1 million, or 50%, when compared to the three months ended March 31, 2004, due to a general increase in prices, as well as an overall increase in volumes sold. Approximately $15.1 million of the first quarter of 2005 revenue increase was due to volume increases and $13.0 million was due to price increases, when compared to the first quarter of 2004. Gross margin for the three months ended March 31, 2005 increased by $2.0 million, when compared to the first quarter of 2004, due to the increase in volumes sold. Operating income for the three months ended March 31, 2005 increased by $1.1 million, when compared to the first quarter of 2004, due to higher sales volumes and favorable product margins.

     Interest Expense

     For the three months ended March 31, 2005, interest expense increased by $0.7 million, when compared to the same 2004 period, due to overall increases in debt levels resulting from terminal acquisitions in 2004 and increases in interest rates on variable rate debt.

     Income Taxes

     Partnership operations are not subject to federal or state income taxes. However, certain operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.5 million and $1.2 million for the three month periods ended March 31, 2005 and 2004, respectively.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of the Partnership, which was acquired with Statia in 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

     Liquidity and Capital Resources

     Cash provided by operations was $41.3 million and $32.5 million for the three months ended March 31, 2005 and 2004, respectively. The first quarter 2005 increase was due primarily to overall increases in revenues and operating income and changes in working capital components resulting from the timing of cash receipts and disbursements, when compared to the first quarter of 2004.

     Capital expenditures were $8.7 million for the three months ended March 31, 2005, compared to $7.3 million during the same 2004 period. Such expenditures included $7.3 million and $5.7 million in maintenance and environmental expenditures and $1.4 million and $1.6 million in expansion expenditures for the three month periods ended March 31, 2005 and 2004, respectively. The increase in first quarter 2005 capital expenditures, when compared to the same 2004 period, was primarily the result of increases in planned maintenance capital expenditures related to the terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. The Partnership anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 to $44 million in 2005. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that the Partnership will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Partnership makes quarterly distributions of 100% of its available cash, as defined in its partnership agreement, to holders of limited Partnership units and the general partner. Available cash consists generally of all the cash receipts of the Partnership, plus the beginning cash balance, less all of its cash disbursements and reserves. The Partnership expects to make distributions of all available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. A cash distribution of $0.855 per unit with respect to the fourth quarter of 2004 was paid on February 14, 2005. A cash distribution of $0.855 per unit with respect to the first quarter of 2005 was declared to holders of record on April 30, 2005, and will be paid on May 13, 2005.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future public equity or debt offerings.

     The Partnership has a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At March 31, 2005, the Partnership was in compliance with all covenants. At March 31, 2005, $95.7 million was outstanding under the credit agreement.

     In May of 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At March 31, 2005, the Partnership was in compliance with all covenants.

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At March 31, 2005, the Partnership was in compliance with all covenants.

     The following is a schedule by period of the Partnership's debt repayment obligations and material contractual commitments as of March 31, 2005:

                                                         Less than                                        After
                                            Total         1 year        1 -3 years    4 -5 years         5 years
                                          ----------   ------------     -----------  ------------    ---------------
                                                                    (in thousands)
     Debt:
       Revolving credit facility          $   95,669   $      -         $    95,669  $      -        $      -
       7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other bank debt                        75,347          -              75,347         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      671,016          -             171,016         -               500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments -
       Operating leases                       66,574         11,416          17,050        13,795            24,313
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  737,590   $     11,416     $   188,066  $     13,795    $      524,313
                                          ==========   ============     ===========  ============    ==============


     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Partnership was not a party to any off-balance sheet transactions at March 31, 2005, or for the three month periods ended March 31, 2005 and 2004.

     Critical Accounting Policies and Estimates

     The preparation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are included in the Notes to the Consolidated Financial Statements of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of the Partnership for the three month periods ended March 31, 2005 and 2004. However, future evaluations of carrying value are dependent on many factors, several of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the three month periods ended March 31, 2005 and 2004. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.

     Recent Accounting Pronouncement

     In March of 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations" ("FIN 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN 47 must be adopted by the Partnership by the end of fiscal 2005. The impact of adoption on the Partnership's consolidated financial statements is still being evaluated.

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

     The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $130.8 million at March 31, 2005, a one percent increase in interest rates would increase annual net interest expense by approximately $1.3 million.

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


Item 4. Controls and Procedures

     Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating, as of March 31, 2005, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

     During the first quarter of 2005, there have been no changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

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

                                      KANEB PIPE LINE PARTNERS, L.P.
                                      (Registrant)
                                      By  KANEB PIPE LINE COMPANY LLC
                                          (General Partner)


Date:   May 10, 2005                    //s//         HOWARD C. WADSWORTH
                                      ------------------------------------------
                                      Howard C. Wadsworth
                                      Vice President, Treasurer and Secretary
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Edward D. Doherty, Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Partners, L.P., certify that:

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


Date: May 10, 2005




                                                //s//  EDWARD D. DOHERTY
                                             -----------------------------------
                                             Edward D. Doherty
                                             Chief Executive Officer

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Partners, L.P., certify that:

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



Date: May 10, 2005




                                               //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 10, 2005

                                         //s//  EDWARD D. DOHERTY
                                      ------------------------------------------
                                      Edward D. Doherty
                                      Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Partners, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Partners, L.P. and will be retained by Kaneb Pipe Line Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 10, 2005


                                             //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)